Form 10-Q
period 2025-09-30
Remora Capital Corp
filed 2025-11-19
CIK 2045370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01897

REMORA CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-2299238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 West End Avenue, Suite 500, Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)

(615) 380-1095

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 19, 2025, the registrant had 16,797,897 shares of common stock outstanding.

REMORA CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Remora Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

(Unaudited)

	As of September 30, 2025	As of December 31, 2024

ASSETS
Non-control/non-affiliate investments, at fair value (amortized cost of: $237,945)	$238,415	$—
Cash and cash equivalents	7,560	—
Interest and dividends receivable	748	—
Prepaid expenses and other assets	107	—
Total assets	$246,830	$—

LIABILITIES
Credit facility	$80,100	$—
Less: unamortized debt issuance costs	(2,911)	—
Total debt, less unamortized debt issuance costs	77,189	—
Financing costs payable	1,911	—
Interest payable	388	—
Dividends payable	12	—
Management fees payable	121	—
Accrued professional fees	211	—
Accrued expenses and other liabilities	689	—
Total liabilities	$80,521	$—
Commitments and contingencies (Note 8)
NET ASSETS
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 332,696 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$3,327	$—
Net Assets Applicable to Common Shares	$162,982	$—
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, $0.001 par value, 150,000,000 shares authorized; 16,214,447 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$16	$—
Additional paid in capital	162,128	—
Distributable earnings	838	—
Net Assets Applicable to Common Shares	$162,982	$—
Net Asset Value Per Common Share	$10.05	$—

The accompanying notes are an integral part of the consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025

Investment income:
Non-control/non-affiliate investments:
Interest income	$1,630	$1,630
Payment in-kind interest income	93	93
Other income	—	—
Total investment income	$1,723	$1,723

Operating Expenses:
Interest expense	$410	$410
Administration expense	163	163
Management fees	161	161
Board of directors’ fees	9	9
Professional fees	202	202
Custody expense	31	31
Other general and administrative expenses	407	407
Total expenses	$1,383	$1,383
Less: management fees waived	(40)	(40)
Net expenses	$1,343	$1,343
Net investment income	$380	$380

Realized and unrealized (loss) gain on investments:
Net change in unrealized (depreciation) appreciation on non-control/non-affiliate investments	$470	$470
Total net realized and unrealized gain (loss) on investments:	470	470
Net Increase (Decrease) in Net Assets Resulting from Operations	850	850
Preferred stock dividends	(12)	(12)
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Stockholders	$838	$838

Per common share data:
Net investment income (loss) per share (basic and diluted)	$0.02	$0.02
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.05	$0.05
Weighted average shares outstanding (basic and diluted)	16,214,447	16,214,447

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Changes in Net Assets and Preferred Equity

(in thousands, except share data)

(Unaudited)

	Preferred Stock Classified as				Paid-in-	Accumulated Earnings
	Temporary Equity		Common Stock		Capital in	(Loss),
	Shares	Carrying Value	Shares	Par Value	Excess of Par Value	Net of Distributions	Total Net Assets
Balance, June 30, 2025 (1)	—	$—	1,000	$—	$10	$—	$10
Operations:
Net investment income	—	—	—	—	—	380	380
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	470	470
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	850	850
Shareholder distributions:
Dividends to preferred shareholders	—	—	—	—	—	(12)	(12)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(12)	(12)
Capital Share Transactions:
Issuance of common shares	332,696	3,327	16,213,447	16	162,118	—	162,134
Net increase (decrease) for the period	332,696	3,327	16,213,447	16	162,118	838	162,134
Balance, September 30, 2025	332,696	$3,327	16,214,447	$16	$162,128	$838	$162,982

(1)	Common Stock Par Value less than $1

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statement of Cash Flows

(in thousands, except share data)
(Unaudited)

For the Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$838

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accrued interest and dividends received in-kind	(93)
Net accretion of discount and amortization of premium	(27)
Proceeds from sale of investments and principal repayments	1,980
Purchases of investments	(6,324)
Net change in unrealized (appreciation) depreciation on investments	(470)
Amortization of deferred financing costs	41
Cash acquired in merger	19,705
Changes in operating assets and liabilities:
Interest and dividends receivable	2,040
Management fees payable	121
Dividends payable	12
Prepaid expenses and other assets	5,565
Interest payable	(263)
Accrued professional fees	202
Accrued expenses and other liabilities	222
Net cash provided by (used in) operating activities	$23,549

Cash flows from financing activities:
Proceeds from issuance of shares	$10
Borrowings under credit facility	101,400
Debt repayments	(116,400)
Deferred financing costs paid	(999)
Net cash provided by (used in) financing activities	$(15,989)
Net decrease in cash and cash equivalents	7,560
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$7,560
Supplemental noncash investing and financing activities:
Non-cash purchases of investments	$233,481
Interest receivable acquired in merger	$2,723
Prepaid expenses and other assets acquired in merger	$5,662
Senior securities net of deferred financing costs acquired in merger	$94,983
Interest payable acquired in merger	$651
Accrued professional fees acquired in merger	$9
Accrued expenses and other liabilities acquired in merger	$467
Cash interest paid	$651
Non-cash issuance of preferred shares	$3,327
Non-cash issuance of common shares	$162,134

 The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2025
(in thousands)

(Unaudited)

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	PIK	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost	Fair Value (4)	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
Aero 3, Inc.	(7)	S + 5.11%		9/5/2025	12/23/2026	1,997	$1,997	$1,997	1.23%
Aero 3, Inc.	(7)	S + 5.11%		9/5/2025	12/23/2026	2,909	2,909	2,908	1.79
JA Moody LLC	(7)	S + 4.75%		9/5/2025	11/29/2029	878	878	878	0.54
JA Moody LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	11/29/2029	355	—	—	—
JA Moody LLC (Revolver)	(6)	S + 4.75%		9/5/2025	11/29/2029	120	—	—	—
PAG Holding Corp.		S + 4.75%		9/5/2025	12/22/2029	220	220	220	0.13
PAG Holding Corp.	(7)	S + 4.75%		9/5/2025	12/22/2029	4,133	4,133	4,133	2.54
PAG Holding Corp. (Revolver)		S + 4.75%		9/5/2025	12/22/2029	60	8	8	—
RTC Aerospace Opcos, LLC	(7)	S + 5.61%		9/5/2025	3/8/2027	1,930	1,930	1,930	1.18
							12,075	12,074	7.41
Air Freight & Logistics
US Pack Logistics LLC	(7)	S + 6.65%		9/5/2025	5/25/2026	1,788	1,788	1,788	1.10
							1,788	1,788	1.10
Auto Components
MOP-Cloyes, Inc.	(7)	S + 5.86%		9/5/2025	2/17/2028	3,240	3,240	3,240	1.99
							3,240	3,240	1.99
Automobiles
CAP-KSI Holdings, LLC	(7)	S + 5.25%		9/5/2025	6/28/2030	2,490	2,479	2,490	1.53
CAP-KSI Holdings, LLC (Revolver)		S + 5.25%		9/5/2025	6/28/2030	195	78	78	0.04
CentralBDC Enterprises, LLC	(7)	S + 5.25%		9/5/2025	6/11/2029	5,407	5,407	5,407	3.32
CentralBDC Enterprises, LLC (Revolver)		S + 5.25%		9/5/2025	6/11/2029	235	158	158	0.10
							8,122	8,133	4.99
Building Products
Catalyst Acoustics Group, Inc.	(7)	S + 5.00%		9/5/2025	11/12/2030	4,288	4,288	4,288	2.63
Catalyst Acoustics Group, Inc. (Delayed Draw)		S + 5.00%		9/5/2025	11/12/2030	254	129	129	0.08
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S + 5.00%		9/5/2025	11/12/2030	155	—	—	—
							4,417	4,417	2.71
Chemicals
Zep Holdco Inc.	(7)	S + 5.00%		9/5/2025	6/30/2031	7,481	7,407	7,410	4.55
							7,407	7,410	4.55
Commercial Services & Supplies
Case FMS, LLC	(7)	S + 5.50%		9/5/2025	12/15/2027	2,269	2,269	2,269	1.39
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	5,175	5,123	5,175	3.18
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	377	377	377	0.23
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	1,609	1,609	1,609	0.99
Cultural Experiences Abroad, LLC (Revolver)	(6)	S + 6.25%		9/5/2025	8/16/2028	143	—	—	—
Gator Plastic Intermediate Holdings, LLC	(7)	S + 7.00%		9/5/2025	10/14/2027	660	657	649	0.40
Prisma Graphic	(7)	S + 6.61%		9/5/2025	7/29/2027	3,788	3,788	3,788	2.32
Safety Management Group, LLC	(7)	S + 5.61%		9/5/2025	2/25/2027	1,448	1,448	1,448	0.89
							15,271	15,315	9.40
Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S + 5.00%		9/5/2025	8/1/2031	1,475	1,453	1,453	0.89
P.J. Fitzpatrick LLC (Delayed Draw)	(6)	S + 5.00%		9/5/2025	8/1/2031	475	(4)	(3)	—
P.J. Fitzpatrick LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/1/2031	355	(5)	(5)	—
Patuxent Roofing and Contracting, LLC	(7)	S + 6.26%	1.0%	9/5/2025	4/22/2027	1,823	1,800	1,802	1.10
Power Services Group CR Acquisition, Inc.	(7)	S + 5.00%		9/5/2025	8/5/2030	2,494	2,457	2,457	1.51
Prime ABA Holdings, Inc.	(7)	S + 5.75%		9/5/2025	9/16/2030	1,410	1,410	1,410	0.9
Prime ABA Holdings, Inc. (Delayed Draw)	(6)	S + 5.75%		9/5/2025	9/16/2030	420	—	—	—
Prime ABA Holdings, Inc. (Revolver)		S + 5.75%		9/5/2025	9/16/2030	170	85	85	0.05
Puris LLC	(7)	S + 5.75%		9/5/2025	6/30/2031	1,053	1,048	1,053	0.64
Rose Paving, LLC	(7)	S + 5.00%		9/5/2025	11/7/2029	5,846	5,846	5,846	3.59
Rose Paving, LLC (Delayed Draw)		S + 5.00%		9/5/2025	11/7/2029	204	200	200	0.12
Rose Paving, LLC (Revolver)		S + 5.00%		9/5/2025	11/7/2029	345	305	305	0.19
							14,595	14,603	8.96
Diversified Consumer Services
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	167	167	167	0.10
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	5,016	5,016	5,016	3.08
Talent Worldwide Inc. (Revolver)		S + 6.25%		9/5/2025	12/18/2029	130	78	78	0.05
							5,261	5,261	3.23
Diversified Financial Services
Aite Group, LLC	(7)	S + 3.76%	3.0%	9/5/2025	6/9/2027	2,324	2,322	2,324	1.43
EdgeCo Buyer, Inc.	(7)	S + 4.50%		9/5/2025	6/1/2028	1,443	1,443	1,443	0.88
Engage FI, LLC	(7)	S + 4.60%		9/5/2025	12/10/2026	756	755	756	0.46
Global Holdings Interco LLC	(7)	S + 5.50%		9/5/2025	9/16/2027	1,415	1,410	1,415	0.87
							5,930	5,938	3.64

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	PIK	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost	Fair Value (4)	Percentage of Net Assets
Electrical Equipment
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,804	2,804	2,804	1.72
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,253	2,253	2,253	1.38
Douglas Electrical Components, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	8/31/2028	60	—	—	—
							5,057	5,057	3.10
Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S + 5.86%		9/5/2025	12/28/2029	4,168	4,168	4,168	2.55
PAK Quality Foods Acquisition LLC (Delayed Draw)		S + 5.86%		9/5/2025	12/28/2029	180	45	45	0.03
PAK Quality Foods Acquisition LLC (Revolver)		S + 5.86%		9/5/2025	12/28/2029	105	45	45	0.03
QVF Acquisition, Inc.	(7)	S + 5.25%		9/5/2025	12/23/2030	1,385	1,385	1,385	0.85
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Revolver)		S + 5.25%		9/5/2025	12/23/2030	240	60	60	0.04
							5,703	5,703	3.50
Health Care Equipment & Supplies
GAINLINE TUBING INTERMEDIATE, LLC	(7)	S + 5.75%		9/5/2025	7/2/2030	4,449	4,449	4,449	2.73
GAINLINE TUBING INTERMEDIATE, LLC (Delayed Draw)	(6)	S + 5.75%		9/5/2025	7/2/2030	330	—	—	—
GAINLINE TUBING INTERMEDIATE, LLC (Revolver)	(6)	S + 5.75%		9/5/2025	7/2/2030	215	—	—	—
Modular Devices Acquisition, LLC (Delayed Draw)		S + 5.75%		9/5/2025	12/28/2026	50	45	45	0.03
Modular Devices Acquisition, LLC	(7)	S + 5.75%		9/5/2025	12/28/2026	3,936	3,936	3,936	2.41
Modular Devices Acquisition, LLC (Revolver)		S + 5.75%		9/5/2025	12/28/2026	85	27	28	0.02
							8,457	8,458	5.19
Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S + 4.75%		9/5/2025	6/11/2030	946	946	946	0.58
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,019	2,019	2,019	1.24
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,913	2,913	2,913	1.79
MAS Medical Staffing LLC	(7)	S + 5.76%		9/5/2025	5/27/2026	2,666	2,666	2,666	1.63
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	3,845	3,845	3,845	2.36
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	2,737	2,737	2,737	1.68
Science Care Parent Inc. (Delayed Draw)	(6)	S + 5.35%		9/5/2025	7/23/2027	48	—	—	—
Science Care Parent Inc. (Revolver)	(6)	S + 5.35%		9/5/2025	7/23/2027	75	—	—	—
							15,126	15,126	9.28
Health Care Technology
Advent Home Medical LLC	(7)	S + 5.86%		9/5/2025	3/4/2026	2,909	2,909	2,909	1.78
Project Alliance Buyer, LLC	(7)	S + 5.00%		9/5/2025	8/27/2031	1,415	1,394	1,394	0.86
Project Alliance Buyer, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/27/2031	270	(4)	(4)	—
Sentrics, Inc.	(7)	S + 5.76%	2.0%	9/5/2025	12/11/2026	1,994	1,956	1,961	1.20
Unlock Health, Inc.	(7)	S + 6.60%		9/5/2025	2/3/2028	3,209	3,209	3,209	1.97
							9,464	9,469	5.81
Hotels, Restaurants & Leisure
NTM Acquisition Corp.	(7)	S + 6.90%		9/5/2025	6/18/2026	4,930	4,930	4,930	3.02
NTM Acquisition Corp. (Revolver)	(6)	S + 6.90%		9/5/2025	6/18/2026	100	—	—	—
							4,930	4,930	3.02
Household Products
TPC US Parent, LLC	(7)	S + 5.75%		9/5/2025	11/22/2025	5,595	5,595	5,595	3.43
							5,595	5,595	3.43
Insurance
VALE Insurance Services LLC	(7)	S + 5.25%		9/5/2025	12/1/2027	1,925	1,925	1,925	1.18
							1,925	1,925	1.18
Interactive Media & Services
Boostability Parent, Inc.	(7)	S + 5.35%		9/5/2025	7/12/2029	1,274	1,274	1,274	0.78
Boostability Parent, Inc. (Revolver)	(6)	S + 5.35%		9/5/2025	7/12/2029	150	—	—	—
CyberRisk Alliance, LLC	(7)	S + 7.26%		9/5/2025	10/24/2027	1,448	1,448	1,448	0.89
Exec Connect Intermediate LLC	(7)	S + 5.25%		9/5/2025	3/11/2029	2,231	2,231	2,231	1.37
Exec Connect Intermediate LLC (Delayed Draw)	(6)	S + 5.25%		9/5/2025	3/11/2029	100	—	—	—
Exec Connect Intermediate LLC (Revolver)	(6)	S + 5.25%		9/5/2025	3/11/2029	60	—	—	—
MMGY Corporation	(7)	S + 5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.72
							6,133	6,133	3.76

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	PIK	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost	Fair Value (4)	Percentage of Net Assets
IT Services
Channel Company, Inc., The		S + 2.76%	4.3%	9/5/2025	11/1/2027	1,559	881	780	0.48
Coastal Cloud LLC	(7)	S + 4.50%		9/5/2025	6/1/2027	2,014	2,013	2,014	1.23
Crosslake Intermediate, LLC	(7)	S + 5.00%		9/5/2025	5/17/2029	2,328	2,328	2,328	1.43
Crosslake Intermediate, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	5/17/2029	65	—	—	—
Focal Point Solutions Group, LLC	(7)	S + 5.86%	0.5%	9/5/2025	7/15/2027	2,822	2,822	2,822	1.73
iVision Buyer, LLC	(7)	S + 6.50%		9/5/2025	8/17/2026	3,080	3,080	3,080	1.89
							11,124	11,024	6.76
Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S + 5.10%		9/5/2025	12/21/2026	2,910	2,910	2,910	1.79
							2,910	2,910	1.79
Machinery
All States Ag Parts, LLC	(7)	S + 6.26%	0.5%	9/5/2025	9/1/2026	1,485	1,485	1,485	0.91
EDGE Intermediate, LLC	(7)	S + 5.25%		9/5/2025	6/5/2029	2,787	2,787	2,787	1.71
EDGE Intermediate, LLC (Revolver)		S + 5.25%		9/5/2025	6/5/2029	170	11	11	0.01
VP Heron Parent, Inc.	(7)	S + 5.50%		9/5/2025	1/8/2029	4,819	4,819	4,819	2.95
VP Heron Parent, Inc. (Revolver)	(6)	S + 5.50%		9/5/2025	1/8/2029	140	—	—	—
							9,102	9,102	5.58
Media
Berlin Rosen Acquisition, LLC	(7)	S + 5.60%		9/5/2025	1/14/2027	3,867	3,867	3,867	2.38
Equine Network, LLC	(7)	S + 6.50%		9/5/2025	5/22/2028	3,916	3,916	3,916	2.40
H Code Media, Inc.	(7)	S + 6.50%		9/5/2025	11/24/2028	2,350	2,350	2,350	1.44
HH Global Finance Limited	(7)	S + 5.93%		9/5/2025	2/25/2027	1,500	1,500	1,500	0.92
MarketCast Holdings, LLC	(7)	S + 1.15%	5.0%	9/5/2025	11/15/2027	3,132	2,865	3,069	1.88
							14,498	14,702	9.02
Metals & Mining
Centaur Holdings III L.L.C.	(7)	S + 4.75%		9/5/2025	9/5/2031	1,960	1,936	1,936	1.18
Centaur Holdings III L.L.C. (Delayed Draw)	(6)	S + 4.75%		9/5/2025	9/5/2031	300	(2)	(2)	—
Centaur Holdings III L.L.C. (Revolver)		S + 4.75%		9/5/2025	9/5/2031	240	45	45	0.03
							1,979	1,979	1.21
Professional Services
DeWinter LLC	(7)	S + 6.75%		9/5/2025	2/28/2026	2,882	2,882	2,882	1.77
Envirotech Services, LLC	(7)	S + 5.75%		9/5/2025	1/28/2029	1,961	1,961	1,961	1.20
Escalon Services, LLC	(7)	S + 1.26%	6.0%	9/5/2025	10/13/2028	3,153	2,557	2,818	1.73
FMS Financial Management Services LLC	(7)	S + 5.50%		9/5/2025	2/1/2027	1,277	1,277	1,277	0.78
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	942	942	942	0.58
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	1,208	1,208	1,208	0.74
MOXFIVE LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/16/2029	230	—	—	—
Pacific Purchaser, LLC	(7)	S + 6.25%		9/5/2025	10/2/2028	1,665	1,665	1,665	1.02
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	1,876	1,864	1,876	1.15
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	3,157	3,157	3,157	1.94
Providus MPS Buyer LLC (Revolver)	(6)	S + 5.11%		9/5/2025	8/16/2029	245	—	—	—
							17,513	17,786	10.91

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	PIK	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost	Fair Value (4)	Percentage of Net Assets
Real Estate Management & Development
Continuum Companies, Inc.	(7)	S + 6.01%		9/5/2025	9/12/2027	2,053	2,053	2,053	1.26
							2,053	2,053	1.26
Road & Rail
OTR Buyer, LLC	(7)	S + 5.50%		9/5/2025	8/31/2027	1,164	1,164	1,164	0.71
							1,164	1,164	0.71
Software
402 Ventures, LLC	(7)	S + 5.00%		9/5/2025	9/26/2029	1,430	1,430	1,430	0.88
402 Ventures, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	9/26/2029	85	—	—	—
Concord III, L.L.C.	(7)	S + 6.25%		9/5/2025	12/20/2028	5,664	5,664	5,664	3.48
Concord III, L.L.C. (Revolver)		S + 6.00%		9/5/2025	12/20/2028	55	41	41	0.02
Imagine Acquisitionco, Inc.	(7)	S + 5.00%		9/5/2025	11/16/2027	4,493	4,493	4,493	2.76
Imagine Acquisitionco, Inc. (Revolver)	(6)	S + 5.00%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S + 6.10%		9/5/2025	3/31/2026	2,855	2,854	2,855	1.75
QM Buyer, Inc.	(7)	S + 5.00%		9/5/2025	12/6/2030	1,325	1,325	1,325	0.81
QM Buyer, Inc. (Delayed Draw)	(6)	S + 5.00%		9/5/2025	12/6/2030	445	—	—	—
QM Buyer, Inc. (Revolver)	(6)	S + 5.00%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S + 4.75%		9/5/2025	3/10/2028	828	828	828	0.51
							16,635	16,636	10.21
Specialty Retail
Hub Pen Company, LLC	(7)	S + 5.35%		9/5/2025	12/31/2027	2,188	2,188	2,188	1.34
							2,188	2,188	1.34
Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S + 5.50%		9/5/2025	7/22/2027	1,477	1,477	1,477	0.90
Dusk Acquisition II Corporation	(7)	S + 6.00%		9/5/2025	7/12/2029	1,985	1,985	1,985	1.22
							3,462	3,462	2.12
Transportation & Logistics
A. Stucki Company	(7)	S + 4.75%		9/5/2025	3/27/2030	1,826	1,813	1,826	1.12
A. Stucki Company (Delayed Draw)	(6)	S + 4.75%		9/5/2025	3/27/2030	665	—	—	—
							1,813	1,826	1.12
Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S + 5.11%		9/5/2025	3/1/2028	6,923	6,923	6,923	4.25
							6,923	6,923	4.25
Water Utilities
Greenrise Technologies, LLC	(7)	S + 6.50%		9/5/2025	7/19/2029	5,925	5,925	5,925	3.63
Greenrise Technologies, LLC (Delayed Draw)	(6)	S + 6.50%		9/5/2025	7/19/2029	260	—	—	—
Greenrise Technologies, LLC (Revolver)		S + 6.50%		9/5/2025	7/19/2029	170	160	160	0.10
							6,085	6,085	3.73
Total First Lien Senior Secured Loan							$237,945	$238,415	146.26%
Total Portfolio Investments - non-controlled/non-affiliated							$237,945	$238,415	146.26%
Money Market Fund
First American Treasury Obligations Fund (FXFXX)							$623	$623	0.38%
Total Money Market Fund							623	623	0.38%
Total Portfolio Investments and Money Market Fund							$238,568	$239,038	146.64%

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	Valued based on our accounting policy. The value of all securities was determined using significant unobservable inputs.
(5)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, qualifying assets represent 100% of the Company’s total assets and non-qualifying assets represent 0% of the Company’s total assets.
(6)	The position is unfunded and no interest income is being earned as of September 30, 2025. The position may earn a nominal unused facility fee on committed amounts. The Company had unfunded loan commitments of $8,560,339 as of September 30, 2025.
(7)	These investments were pledged as collateral under the Company’s RCC SPV, LLC Credit Facility as of September 30, 2025.
(8)	All portfolio company headquarters are based in the United States.
(9)	There are no non-accrual nor non-income producing debt investments. Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “S+”, or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted.

Remora Capital Corporation

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. ORGANIZATION

Remora Capital Corporation (“we”, “us”, “our” and the “Company”), was formed on October 1, 2024 as a Maryland corporation. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Remora Capital Management, LLC (the “Adviser” and “Remora”), a Delaware limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate a stable fixed interest income stream and preserve capital through superior loan selection and risk mitigation. The Company has built a diversified portfolio of senior secured loans to middle market companies with headquarters or principal operations in the United States and Canada. The Company primarily establishes co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. As of September 30, 2025, such programs included sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne”), and a loan sourcing agreement with Remora and Eldridge Credit Advisers, LLC (“Eldridge”), pursuant to which such non-Remora counterparties provide sub-advisory and loan sourcing services to the Company, as applicable. The Company has also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for the Company under the Crescent Sub-Advisory Agreement. See “Note 3. Agreements and Related Party Transactions – Sub-Advisory Agreements” and “—Loan Sourcing Agreement” for more information. The Company (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications. The Company may also invest in other types of loans and debt securities, collateralized loan obligations, collateralized debt obligations and other securities, and invest in funds and other pooled investment vehicles managed by other loan originators.

On September 5, 2025, immediately prior to the Company electing to be regulated as a BDC (the “BDC Election”), each of Remora Capital Partners I, LP (“Fund I”), Remora Capital Partners II, LP (“Fund II”), Remora Capital Partners I QP LP (“Fund I QP”), and Remora Capital Partners II QP, LP (“Fund II QP” and collectively with Fund I, Fund II, and Fund I QP, the “Funds”) merged with and into the Company (the “Mergers”). As a result of the Mergers, the Company issued 16,213,447 shares of common stock, par value $0.001 per share (“Common Stock”), 332,696 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), and acquired a portfolio of assets consisting of $244,112 of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $261,698, which had an aggregate net asset value (“NAV”) of $165,461. After the Mergers, the Company made the BDC Election and commenced operations. See “Note 3. Agreements and Related Party Transactions – Merger Agreements” for more information. As the Company was formed on October 1, 2024, there are no results of operations for the three and nine months ended September 30, 2024, and, accordingly, no comparative amount for the prior year periods is discussed within the ensuing notes to the Consolidated Financial Statements.

On September 5, 2025, the Company formed a wholly owned subsidiary, RCC SPV, LLC (“RCC SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of the Company’s portfolio loan investments that are used as collateral for a revolving credit facility with Atlas Securitized Products Administration, L.P. (“Atlas”), as administrative agent. See “Note 6. Borrowings” for details. The Company consolidates RCC SPV in the presentation of its consolidated financial statements.

The Company is conducting a continuous private offering (the “Private Offering”) of its Common Stock to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), or to non-U.S. persons as provided in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing, an investor purchases shares of the Company’s Common Stock pursuant to a subscription agreement entered into with the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following significant accounting policies are in conformity with United States generally accepted accounting principles (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946 — Financial Services – Investment Companies.

The Company consolidates RCC SPV in the presentation of its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

As provided under ASC Topic 946, Financial Services—Investment Companies, the Company generally will not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company.

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

As a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). As of September 30, 2025, the Company’s qualifying assets constituted 100% of its total assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments, which may include highly liquid investments (e.g., money market funds, U.S. Treasury bills, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations, and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a “Level 1 asset” per the ASC 820 (as defined below) fair value hierarchy.

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Investments purchased on a secondary market are recorded on the trade date. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investment Valuation

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See “Note 5. Fair Value Measurements” for further discussion regarding the fair value measurements and hierarchy.

Derivative Financial Instruments

The Company evaluates any of its financial instruments that are not subsequently measured at fair value to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments or bifurcated embedded derivatives that are accounted for as liabilities, the derivative instrument or feature is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in current period earnings. Derivative liabilities are classified in the statements of assets and liabilities as current or non-current based on the expected settlement date of the instrument or feature.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method (for revolving debt instruments) or the effective interest method (for term debt instruments). See “Note 6. Borrowings” for details.

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when loans begin paying current cash interest and, in management’s judgment, payments are likely to remain current. The Company may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with our investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. However, $725 of the Company’s legal expenses related to (i) the consent solicitation related to the amendments to the limited partnership agreements of the Funds and the Mergers and (ii) the formation and organization of the Company incurred through September 5, 2025, prior to the commencement of investment operations, were assumed by the Adviser pursuant to the Transaction Fee Letter (as defined below). The Company accrued or paid legal organization expenses related to the consent solicitation, the Mergers and the formation and organization of the Company of $0. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company had $102 of other administrative expenses that were previously subject to contingencies that were advanced and reimbursable to the Adviser pursuant to the Investment Management Agreement (as defined below).

Income Taxes

The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s shareholders and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company intends to make the requisite distributions to its shareholders, which will generally relieve it from corporate-level income taxes.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending December 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income. As of September 30, 2025, the Company met the requirements to qualify as a RIC under the Code.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions on its Common Stock and Preferred Stock. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Directors of the Company (the “Board”). In making this determination, the Board will consider all relevant factors, including: the Company’s earnings and the amount of cash available for distribution, capital expenditure, reserve requirements, and general operational requirements; maintenance of the tax treatment as a RIC; compliance with applicable BDC regulations; and such other factors as the Board may deem relevant from time to time.

With respect to the Company’s Common Stock, distributions, when declared, will be paid in cash to holders of the Common Stock to the extent the shareholder has not opted into participating in the Company’s distribution reinvestment program. If the Board authorizes, and the Company declares, a cash dividend or distribution, holders of the Company’s Common Stock who have opted in to the distribution reinvestment program will have their cash dividends or distributions on the Common Stock automatically reinvested in additional shares of Common Stock, rather than receiving cash. The number of shares of Common Stock to be issued to a shareholder under the distribution reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share of the Common Stock as of the last day of the calendar quarter immediately preceding the date such distribution was declared. The Company intends to use newly issued shares of Common Stock to implement the program.

The Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as the Board may designate) in an amount equal to (i) 7.5 basis points (“bps”) (or 0.075%) per annum through the first anniversary of September 5, 2025, the date the Company elected to be regulated as a BDC (the “BDC Election Date”) and (ii) 10 bps (or 0.1%) per annum after such first anniversary.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See “Note 8. Commitment and Contingencies” for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. See “Note 10. Segment Reporting” for more information.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09; however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and related disclosures.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

On September 5, 2025, the Company entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser, a registered investment adviser. Pursuant to the Investment Management Agreement, the Adviser is responsible for sourcing, reviewing and structuring investment opportunities for the Company, underwriting and performing due diligence on the Company’s investments, and monitoring its investment portfolio on an ongoing basis. Pursuant to the Investment Management Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components – a management fee and an incentive fee.

Management Fee

The management fee is calculated at an annual rate of 1.00% of the par value of the Company’s loan assets and similar portfolio investments outstanding (notwithstanding any lower valuation assigned to such loan asset or similar portfolio investment by the Board or a valuation designee) in advance as of the first day of each calendar quarter. The management fee for any partial quarter is prorated during the relevant calendar quarter.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred gross management fees of $161, $40 of which was waived by the Adviser (see “Fee Waivers” below).

Incentive Fee

The Company pays the Adviser an Incentive Fee as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.

Investment Income Incentive Fee

Under the investment income component, the Company pays the Adviser each quarter an incentive fee with respect to pre-incentive fee net investment income. The investment-income component is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income are based on the pre-incentive fee net investment income earned for the quarter.

For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the management fee, expenses payable under any administration agreement with Remora (the “Administration Agreement”) and dividends paid on any issued and outstanding Preferred Stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment income incentive fee attributable to deferred interest features is paid only if and to the extent received in cash, and any accrual thereof is reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income do not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.5% per quarter (6.00% annualized). Under the terms of the Investment Management Agreement, the Company pays Remora an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows: (1) no investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.5%; (2) 50% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.765% in any calendar quarter (7.06% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.765% is referred to as the “catch-up”; the “catch-up” is meant to provide Remora with 15.0% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.765% in any calendar quarter); and (3) 15.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.765% in any calendar quarter (7.06% annualized) payable to Remora (once the hurdle is reached and the catch-up is achieved, 15.0% of all pre-incentive fee net investment income thereafter is allocated to Remora).

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company accrued no investment income incentive fees.

Capital Gains Incentive Fee

Under the terms of the Investment Management Agreement, the other portion of the incentive fee is based on a capital gains component. Under the capital gains component of the incentive fee, the Company pays Remora at the end of each calendar year 15.0% of aggregate cumulative realized capital gains from the BDC Election Date through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized appreciation. The capital gains component of the incentive fee is not subject to any minimum return to shareholders.

GAAP requires that the capital gains incentive fee accrual consider the aggregate cumulative realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the capital gains incentive fee actually payable under the Investment Management Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company accrued no capital gains incentive fees.

Fee Waivers

For the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its management fees under the Investment Management Agreement. Any such waiver of management fees will not be revocable during the term, and the amounts waived will not be subject to any right of future recoupment in favor of Remora.

The Company commenced operations on September 5, 2025, and began accruing management fees on that date as a result. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Adviser waived $40 in management fees.

Sub-Advisory Agreements

Crescent Capital

On September 5, 2025, the Company entered into the Crescent Sub-Advisory Agreement with Crescent, a registered investment adviser, and Remora. Pursuant to the Crescent Sub-Advisory Agreement, Crescent presents Crescent Investment Opportunities (as defined below) in loan assets that it identifies, sources, negotiates, monitors, and manages on behalf of the Company, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to the Company, and the ultimate discretion and approval of Remora. “Crescent Investment Opportunities” means senior secured loans to middle-market companies with headquarters in the United States and Canada identified, sourced and/or originated by Crescent and its affiliates, including investment vehicles managed and controlled by Crescent. Pursuant to the Crescent Sub-Advisory Agreement, Crescent may be responsible for the sale of certain assets held in the investment portfolio of the Company which it offers, and Remora accepts on behalf of the Company. Crescent, during the term and subject to the provisions of the Crescent Sub-Advisory Agreement, (i) manages certain of the Company’s assets in accordance with its investment objectives, policies and restrictions; (ii) identifies, evaluates and negotiates the structure of certain investments made by the Company; (iv) executes, closes, services and monitors such investments that the Company makes; (v) proposes certain securities and other assets for the Company to acquire, retain or sell; (vi) performs due diligence on prospective portfolio companies; (vii) exercises voting rights in respect of certain portfolio securities and other investments for the Company; (viii) serves on and exercises observer rights for boards of directors and similar committees of the Company’s portfolio companies; and (ix) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement.

Pursuant to the Crescent Sub-Advisory Agreement, the Company pays Crescent a quarterly management fee (the “Crescent Management Fee”) for its investment advisory and management services, in arrears, as set forth below, computed by Crescent using the Crescent Aggregate Investment Value (as defined below) as of the end of each calendar quarter:

Aggregate Investment Value	Compensation
Less than $300,000,000	0.50% per annum
$300,000,000 or more and less than $750,000,000	0.45% per annum
$750,000,000 or more	0.40% per annum

“Crescent Aggregate Investment Value” means, as of any particular date, the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by Crescent; provided that, for purposes of the Crescent Management Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company did not incur any Crescent Management Fees.

Unless terminated earlier, the Crescent Sub-Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company’s directors who are not parties to the Crescent Sub-Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).

The Crescent Sub-Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Crescent Sub-Advisory Agreement upon 60 days’ written notice. The decision to terminate the Crescent Sub-Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of common stock of the Company. “Majority of the outstanding shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of the Company’s common stock are present or represented by proxy or (2) a majority of outstanding shares of the Company’s common stock. In addition, without payment of penalty, Crescent may generally terminate the Crescent Sub-Advisory Agreement upon 60 days’ written notice.

Under the terms of the Crescent Sub-Advisory Agreement, Crescent and its officers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Crescent will not be liable to the Company or Remora for any action taken or omitted to be taken by Crescent Indemnified Parties (as defined below) in connection with the performance of any of its duties or obligations under the Crescent Sub-Advisory Agreement or otherwise as the Company’s sub-adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

Under the terms of the Crescent Sub-Advisory Agreement, the Company will indemnify Crescent and its officers, managers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Crescent (collectively, the “Crescent Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Crescent Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of Crescent’s duties or obligations under the Crescent Sub-Advisory Agreement or otherwise as an investment manager of the Company. However, the Crescent Indemnified Parties will not be protected, indemnified or entitled to indemnification in respect of any liability to the Company or its shareholders to which the Crescent Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence in the performance of Crescent’s duties or by reason of the reckless disregard of Crescent’s duties and obligations under the Crescent Sub-Advisory Agreement.

Kayne Anderson

On September 5, 2025, the Company became a party to the Investment Management Agreement, dated as of April 24, 2024 (the “Kayne IMA”), by and between Remora and KAPC Manager, L.P., pursuant to its entry into Amendment No. 1 to the Kayne IMA, dated as of September 5, 2025 (“Amendment No. 1”), by and between the Company, Remora, KAPC Manager, L.P., and Kayne, a registered investment adviser (the Kayne IMA, as amended by Amendment No. 1, the “Kayne Sub-Advisory Agreement”). Pursuant to the Kayne Sub-Advisory Agreement, Kayne presents investment opportunities in loan assets that it identifies, sources, negotiates, monitors, and manages on behalf of the Company, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to the Company, and the ultimate discretion and approval of Remora (such investments, following approval by Remora pursuant to the Kayne Sub-Advisory Agreement and the Company’s purchase thereof, “Kayne Portfolio Investments”).

As compensation for its services under the Kayne Sub-Advisory Agreement, the Company pays Kayne, in arrears, a quarterly sub-management fee equal to 0.75% per annum of the Aggregate Investment Value (as defined below) of the Kayne Portfolio Investments, as computed by Kayne for each day during the applicable calendar quarter. For purposes of the Kayne Sub-Advisory Agreement, “Aggregate Investment Value” means, as of any particular date, the amount of capital invested by the Company in Kayne Portfolio Investments less any returns of such capital (but not net of income or capital appreciation received by the Company) and permanent write-offs. Kayne is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Kayne Sub-Advisory Agreement. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $2 in sub-management fees payable to Kayne under the Kayne Sub-Advisory Agreement, which was included in “Other general and administrative expenses” on the Statement of Operations.

Unless terminated earlier, the Kayne Sub-Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company’s directors who are not parties to the Kayne Sub-Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).

The Kayne Sub-Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Kayne Sub-Advisory Agreement upon 60 days’ written notice. The decision to terminate the Kayne Sub-Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of common stock of the Company. “Majority of the outstanding shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of the Company’s common stock are present or represented by proxy or (2) a majority of outstanding shares of the Company’s common stock. In addition, without payment of penalty, Kayne may generally terminate the Kayne Sub-Advisory Agreement upon 60 days’ written notice.

Under the terms of the Kayne Sub-Advisory Agreement, Kayne and its officers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Kayne will not be liable to us for any action taken or omitted to be taken by Kayne in connection with the performance of any of its duties or obligations under the Kayne Sub-Advisory Agreement or otherwise as our sub-adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). In addition, under the terms of the Kayne Sub-Advisory Agreement, the Company will indemnify Kayne and its officers, members of its board of directors, and employees (collectively, the “Kayne Indemnified Parties”) for all losses, damages, costs, expenses (including reasonable attorneys’ fees), liabilities, claims and demands and for any action, omission or recommendation in connection with the Kayne Sub-Advisory Agreement. However, the Kayne Indemnified Parties will not be entitled to indemnification in the case of such Kayne Indemnified Party’s willful misfeasance, bad faith, or gross negligence in the performance of Kayne’s duties or by reason of the reckless disregard of Kayne’s duties and obligations under the Kayne Sub-Advisory Agreement.

Loan Sourcing Agreement

On September 5, 2025, the Company entered into a loan sourcing and other services agreement (the “Loan Sourcing Agreement”) with Eldridge and Remora. Pursuant to the Loan Sourcing Agreement, Eldridge identifies potential investment opportunities for the Company. Remora, as the investment adviser to the Company, retains sole discretion with respect to any existing or future investment opportunities identified by Eldridge. In connection with any investment opportunities sourced by Eldridge in which the Company invests, Eldridge provides the Company and Remora with certain ongoing information about such investments, as more fully described in the Loan Sourcing Agreement.

As compensation for the services provided under the Loan Sourcing Agreement, the Company pays Eldridge, in arrears, a quarterly fee equal to the Annual Applicable Rate of the Eldridge Aggregate Investment Value (each as defined below) computed by Eldridge for each day during the applicable calendar quarter. “Eldridge Aggregate Investment Value” means, as of any particular date, the aggregate value of all investments sourced by Eldridge pursuant to the Loan Sourcing Agreement (or any previous agreement between the Company and an affiliate) and held by the Company (“Eldridge Approved Investments”) as of such date based on the most current valuation; provided that the value of any particular Eldridge Approved Investment will not exceed the outstanding principal balance of such Eldridge Approved Investment as of such date. “Applicable Annual Rate” means 0.80% per annum. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $121 in fees payable to Eldridge under the Loan Sourcing Agreement, which was included in “Administration expense” on the Consolidated Statement of Operations.

The Loan Sourcing Agreement will continue until its termination, which will occur upon the earliest of (i) any party’s decision to terminate the Loan Sourcing Agreement, which will occur upon not less than ninety (90) days’ written notice to the other party, (ii) the termination of Remora as the investment adviser of the Company, and (iii) the date on which a party to the Loan Sourcing Agreement terminates the Loan Sourcing Agreement for Cause (as such term is defined in the Loan Sourcing Agreement).

If the Loan Sourcing Agreement is terminated by Remora in certain enumerated circumstances, Eldridge (either directly and/or through its affiliates, controlled funds, client accounts, other third parties, or any combination of the foregoing) may elect to purchase from the Company, subject to compliance with any applicable credit agreement documentation, all Eldridge Approved Investments for an aggregate purchase price equal to the fair value of the Eldridge Approved Investments (as determined by a nationally recognized and reputable independent third-party valuation firm reasonably acceptable to Remora and Eldridge). The Company and Eldridge have agreed to each pay 50% of the costs of such appraiser’s valuation of the Eldridge Approved Investments held by the Company.

The Company has agreed to indemnify Eldridge and its officers, directors and employees for all losses, damages, costs, expenses (including reasonable attorneys’ fees), liabilities, claims and demands, for any action, omission, information or recommendation in connection with the Loan Sourcing Agreement, except in the case of the Eldridge officers’, directors’, or employees’ actual misconduct, gross negligence, willful violation of any applicable statute or reckless disregard for its duties, in each case as determined by an arbitrator or a court of competent jurisdiction.

Administration Agreement

On September 5, 2025, the Company entered into the Administration Agreement with Remora (in such capacity, the “Administrator”), pursuant to which the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Payments under the Administration Agreement are equal to the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including the costs and expenses charged by any sub-administrator that may be retained by the Administrator to provide services to the Company or on the Administrator’s behalf. Specifically, the reimbursements made by the Company to the Administrator include, but are limited to: (i) the allocable portion of the Administrator’s rent for the Company’s General Counsel, Chief Compliance Officer, Chief Financial Officer, and their respective staffs; (ii) the allocable portion of the annual cost of the Company’s General Counsel, Chief Compliance Officer, Chief Financial Officer and their respective staffs, subject to a cap equal to 22.5 basis points of the Company’s NAV at the end of each fiscal year; (iii) costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements, registration statement amendments, prospectus supplements, proxy statements and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications; and (iv) all fees, costs and expenses associated with the engagement of a sub-administrator.

The Board, including a majority of the directors who are not “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act), will review the compensation paid to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administration Agreement are reasonable in light of the services provided.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred administrator expenses of $42 related to the Administration Agreement with Remora, which was included in “Administration expense” on the Consolidated Statement of Operations.

Sub-Administration Agreement

On September 5, 2025, the Company entered into the Sub-Administration Agreement with Crescent (in its capacity as a sub-administrator, the “Sub-Administrator”), pursuant to which the Sub-Administrator performs the administrative services necessary for the administration of the assets identified, sourced and/or originated by Crescent in its capacity as an investment sub-adviser to the Company pursuant to the Crescent Sub-Advisory Agreement. The Sub-Administrator makes reports to Remora, in its capacity as the Company’s Sub-Administrator, of its performance of its obligations as provided in the Sub-Administration Agreement; provided that nothing therein may be construed to require the Sub-Administrator to, and the Sub-Administrator may not, in its capacity as Sub-Administrator, provide any advice or recommendation relating to the securities and other assets that the Company should purchase, retain or sell or any other investment advisory services to the Company. In addition, the Company has agreed to vote and take certain actions with respect to certain matters in respect of Crescent Investment Opportunities then held by the Company solely in accordance with written instructions provided from time to time by the Sub-Administrator.

The Sub-Administration Agreement also provides that Remora may sell Crescent Investment Opportunities at any time to a third party; provided, however, that prior to accepting any offer from a third party to purchase any Crescent Investment Opportunity, Remora will offer Crescent an opportunity to purchase (or any investment vehicle, collateralized loan obligation, BDC, separately managed account and/or any other advisory clients, in each case, sponsored, managed and/or advised by Crescent and/or its affiliates to purchase) such Crescent Investment Opportunity at a purchase price equal to the higher of (x) the fair market value of such Crescent Investment Opportunity, as determined by an independent valuation service firm and (y) the purchase price offered by the third-party buyer for such Crescent Investment Opportunity.

The Company pays the Sub-Administrator, in arrears, a quarterly administration fee (the “Administration Fee”) equal to 0.30% per annum of the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by the Sub-Administrator; provided that, for purposes of the Administration Fee calculation, the value of any particular investment may not exceed the outstanding principal balance of such investment as of such date. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company did not incur any Administration Fees payable to Crescent under the Sub-Administration Agreement.

License Agreement

On September 5, 2025, the Company entered into a license agreement with Remora (the “License Agreement”), under which Remora has agreed to grant the Company a non-exclusive royalty-free license to use the names “Remora” and “Remora Capital Partners” and the logos associated therewith. Under the License Agreement, the Company has the right to use the “Remora” and “Remora Capital Partners” names for so long as Remora or one of its affiliates remains the Company’s investment manager. Other than with respect to this limited license, the Company has no legal right to the “Remora” and “Remora Capital Partners” names. The License Agreement will remain in effect for so long as the Company is in full compliance with the License Agreement.

Merger Agreements

Prior to the BDC Election, on September 5, 2025, the Company entered into agreements and plans of merger (collectively, the “Merger Agreements”), including that certain (i) form of agreement and plan of merger by and among Fund I and the Company, (ii) form of agreement and plan of merger by and among Fund II and the Company, (iii) form of agreement and plan of merger by and among Fund I QP and the Company, and (iv) form of agreement and plan of merger by and among Fund II QP and the Company. Prior to the completion of the Mergers, the Adviser served as investment adviser to each of the Funds.

As the Company qualifies as an investment company under ASC 946 and the funds were not under common control, the transactions were accounted for as asset acquisitions in accordance with ASC 805-50. As a result, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values on the acquisition date. No goodwill was recognized.

Under the Merger Agreements, the limited partners of each of the Funds respectively received a number of shares of Common Stock equal to such limited partner’s consideration multiple, multiplied by 9,798.928, and a number of shares of Preferred Stock equal to such limited partner’s consideration multiple, multiplied by 201.072. Each investor received a pro-rata amount of shares equal to their account’s net asset value in the limited partnership in exchange for shares of the Company equal to $10.00 per share for the Preferred Stock and $10.00 per share for the Common Stock. The Mergers closed on September 5, 2025, prior to the BDC Election.

The following table is a summary of the Net Asset Value Merger Consideration of the Funds as of the date of the Merger close, September 5, 2025. The net assets were primarily driven by the investments held at the fund. Values are in thousands except for shares:

Remora Capital Corporation – Net Asset Value and Merger Consideration Schedule
Fund	Net Asset Value Merger Consideration	Preferred Stock	Common Stock	Preferred Shares	Common Shares
Remora Capital Partners I, LP	$13,621	$274	$13,347	27,388	1,334,726
Remora Capital Partners I QP LP	$81,519	$1,639	$79,880	163,913	7,988,040
Remora Capital Partners II, LP	$11,513	$232	$11,281	23,148	1,128,102
Remora Capital Partners II QP, LP	$58,808	$1,182	$57,626	118,247	5,762,579
Total Remora Capital Corporation	$165,461	$3,327	$162,134	332,696	16,213,447

4. INVESTMENTS

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025:

	As of September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$237,945	$238,415	100.0%	100.0%
Total	$237,945	$238,415	100.0%	100.0%

The following is a summary of the industry classification of the portfolio companies in which the Company was invested in as of September 30, 2025:

As of September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$12,075	$12,074	5.08%	5.06%
Air Freight & Logistics	1,788	1,788	0.75	0.75
Auto Components	3,240	3,240	1.36	1.36
Automobiles	8,122	8,133	3.41	3.41
Building Products	4,417	4,417	1.86	1.85
Chemicals	7,407	7,410	3.11	3.11
Commercial Services & Supplies	15,271	15,315	6.42	6.42
Construction & Engineering	14,595	14,603	6.13	6.13
Diversified Consumer Services	5,261	5,261	2.21	2.21
Diversified Financial Services	5,930	5,938	2.49	2.49
Electrical Equipment	5,057	5,057	2.13	2.12
Food & Staples Retailing	5,703	5,703	2.40	2.39
Health Care Equipment & Supplies	8,457	8,458	3.55	3.55
Health Care Providers & Services	15,126	15,126	6.36	6.34
Health Care Technology	9,464	9,469	3.98	3.97
Hotels, Restaurants & Leisure	4,930	4,930	2.07	2.07
Household Products	5,595	5,595	2.35	2.35
Insurance	1,925	1,925	0.81	0.81
Interactive Media & Services	6,133	6,133	2.58	2.57
IT Services	11,124	11,024	4.68	4.62
Life Sciences Tools & Services	2,910	2,910	1.22	1.22
Machinery	9,102	9,102	3.83	3.82
Media	14,498	14,702	6.09	6.17
Metals & Mining	1,979	1,979	0.83	0.83
Professional Services	17,513	17,786	7.36	7.46
Real Estate Management & Development	2,053	2,053	0.86	0.86
Road & Rail	1,164	1,164	0.49	0.49
Software	16,635	16,636	6.99	6.98
Specialty Retail	2,188	2,188	0.92	0.92
Trading Companies & Distributors	3,462	3,462	1.46	1.45
Transportation & Logistics	1,813	1,826	0.75	0.77
Transportation Infrastructure	6,923	6,923	2.91	2.90
Water Utilities	6,085	6,085	2.56	2.55
	$237,945	$238,415	100.00%	100.00%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2025:

	As of September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$237,945	$238,415	100.00%	100.00%
Total	$237,945	$238,415	100.00%	100.00%

5. FAIR VALUE MEASUREMENTS

The Company applies ASC 820, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. With respect to investments for which market quotations are not readily available, the Board determines the fair value of such investments in good faith using fair value methodologies consistent with industry practice, including those set forth in ASC 820. In making such determinations, the Board undertakes a multi-step valuation process which includes, among other procedures, the following:

●	The Valuation Team of the Adviser performs an enterprise value analysis and bond-yield analysis, as applicable, for each investment, and gathers available third-party valuation data related to the investment. The Valuation Team’s analyses and conclusions are then documented in a preliminary valuation memo and discussed with Remora’s Investment Committee.

●	The Investment Committee, which is responsible for analyzing and reviewing the preliminary estimations of fair value provided by the Valuation Team, reviews the data and assumptions needed to apply the fair value methodologies selected by the Board and utilized by the Valuation Team in providing its preliminary estimates of fair value. The Investment Committee then supplements the preliminary valuation memo to reflect any comments.

●	Valuation documentation, including the Valuation Team’s preliminary valuation memo and ASC 820 memo, are provided to the Audit Committee and the Board quarterly.

●	The Audit Committee recommends, and the Board determines, the fair value of each investment for which market quotations are not readily available in good faith.

The Company and Board apply a valuation policy that has been approved by the Board and is consistent with ASC 820. Consistent with the valuation policy, the Board evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

The following fair value hierarchy table sets forth the Company’s investments by level as of September 30, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loan	$—	$—	$238,415	$238,415
Total portfolio company investments	—	—	238,415	238,415
Cash equivalents (1)	623	—	—	623
Total portfolio company investments and cash equivalents	$623	$—	$238,415	$239,038

(1)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – First American Treasury Obligations – as of September 30, 2025.

The Company commenced operations on September 5, 2025, and accordingly, there were no investments outstanding as of December 31, 2024.

Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the Company’s senior secured loans ranged between 8.62% to 11.31% as of September 30, 2025. The maturity dates on the Company’s senior secured loans outstanding as of September 30, 2025 range between November 2025 and September 2031. As of September 30, 2025, the weighted average spread over the applicable Secured Overnight Financing Rate (“SOFR”) for the Company’s senior secured loans outstanding was 5.67% and the weighted average contractual interest rate was 9.79%.

The following table provides a reconciliation of the beginning and ending balances of the Company’s investments at fair value that use Level 3 inputs for the period from September 5, 2025 (commencement of operations) to September 30, 2025:

For the period from September 5, 2025 (commencement of operations) to September 30, 2025
	First Lien Senior Secured Loan	Total Investments
Balance as of September 5, 2025 (commencement of operations)	$-	$-
Net change in unrealized gain (loss)	470	470
Non-cash purchases of investments(1)	233,481	233,481
Purchases of investments and other adjustments to cost(2)	6,417	6,417
Proceeds from principal payments and sales on investments(3)	(1,980)	(1,980)
Amortization of premium/accretion of discount, net	27	27
Net realized gain (loss) on investments	-	-
Balance as of September 30, 2025	$238,415	$238,415
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$470	$470

(1)	Value represents purchases merged on commencement of operations.
(2)	Includes purchases of new investments, effects of refinancing and restructurings and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2025
	Fair			Range			Weighted
	Value	Valuation Technique	Unobservable Input	Low	High		Average
First Lien Senior Secured Loans	$213,312	Market Yield Analysis	Market Yield Discount Rates	7.5%	13.2%		8.7%
		Guideline Public Companies	EBITDA Multiples	5.1x	17.8	x	10.0x
		Transactions Precedent	EBITDA Multiples	4.0x	18.8	x	10.8x

First Lien Senior Secured Loans	$3,598	Market Yield Analysis	Market Yield Discount Rates	14.7%	14.9%		14.7%
		Guideline Public Companies	EBITDA Multiples	7.3x	12.5	x	11.4x
		Transactions Precedent	EBITDA Multiples	10.0x	11.5	x	11.2x
		Discounted Cash Flow	WACC	9.8%	10.1%		10.1%
			Long-Term Growth Rate	2.0%	2.0%		2.0%
First Lien Senior Secured Loans	$21,205	Recent Transaction
Total	$238,415

The significant unobservable input used in the market yield and discounted cash flow technique of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. For the discounted cash flow technique, the weighted average cost of capital (WACC) and long-term growth rates are unobservable inputs used to estimated future cash flows and discount the estimated future cash flows expected to be received from the underlying investment. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Investment Committee of the Adviser, in its presentation of preliminary valuations estimations to the Audit Committee and Board, selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Investment Committee also selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve-month EBITDA or revenue of the portfolio company (or other meaningful measure) in making this presentation. Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the estimate of the fair value of the investment.

The significant unobservable inputs used in the transactions precedent of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable analysis of valuations of mergers and acquisitions transaction valuations for companies in a similar line of business.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage ratio was 295.5%. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock will constitute a “senior security” for purposes of the 150% asset coverage test. See Note 7 for further discussion of the Preferred Stock.

On September 5, 2025, the Company entered into a Revolving Credit and Security Agreement (the “Credit Facility Agreement”) for a special purpose vehicle financing credit facility (the “Credit Facility”) by and among RCC SPV, as borrower, the Company, as servicer, Atlas, as administrative agent, Atlas Securitized Products, L.P., as lead arranger, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and as document custodian, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time. The Credit Facility provides for $150 million of initial commitments with (x) a committed accordion feature pursuant to which the commitments shall be increased to $250 million, at the Company’s option with 15 business days’ notice, or by no later than the first anniversary of the closing date of the Credit Facility, and (y) an uncommitted accordion feature that allows for commitments up to $500 million from new and existing lenders on the same terms as the existing commitments, subject to market conditions. Advances under the Credit Facility bear interest at one-month Term SOFR plus an applicable margin of 2.00% during the revolving period. Subject to certain performance conditions, the applicable margin could increase to 2.25% during the revolving period and could range up to 2.50% during the amortization or “End of Life Option” periods (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides for an unused commitment fee of 0.50% per annum on the unused commitments up to 50% of the commitments and 0.75% on the unused commitments in excess of 50% of the commitments, as well as other customary fees, from the effective date of the Credit Facility through September 5, 2028. The Credit Facility matures on September 5, 2030; provided, however, that RCC SPV and Atlas may mutually agree to extend the maturity date to September 5, 2032 pursuant to the “End of Life Option” under the Credit Facility Agreement.

As of September 30, 2025, the Company had $80,100 in borrowings outstanding with $69,900 of availability under the Credit Facility and were accruing interest based on a weighted average interest rate of 6.25%.

The Credit Facility Agreement contains customary terms and conditions, including affirmative and negative covenants, including a maximum advance rate test and an interest coverage ratio test of a minimum of 125%. The Credit Facility Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

RCC SPV’s obligations to the lenders are secured by a first lien interest in all of its assets and a pledge of the equity interests of RCC SPV owned by the Company but are otherwise non-recourse to the Company.

The Credit Facility is recorded in the balance sheet on an amortized cost basis. The fair value of the Credit Facility is equal to its carrying value because the Credit Facility is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred financing costs of $2,951 in conjunction with the Credit Facility, which have been recorded as a deduction to the carrying value of the Credit Facility liability and are being amortized into interest expense on a straight-line basis through the maturity date of the Credit Facility.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred total interest expense of $410, which includes $40 of amortization of deferred financing costs.

The following summarizes the reconciliation of the carrying value of the Credit Facility as of September 30, 2025:

As of September 30, 2025
Borrowings under Credit Facility	$80,100
Unamortized deferred financing costs	(2,911)
Net carrying value of Credit Facility	$77,189

7. EQUITY ISSUANCES, ISSUANCE EXPENSES AND DISTRIBUTIONS

Share Issuances

The Company has authority to issue 200,000,000 shares of capital stock (“Shares”), consisting of 150,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. The aggregate par value of all authorized Shares having par value is $200,000.00.

In connection with the Mergers, the Company issued 16,213,447 shares of Common Stock and 332,696 shares of Preferred Stock in exchange for a portfolio of assets with an aggregate NAV of $165,461. Such shares were issued in reliance on the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

Preferred Stock

On September 5, 2025, in connection with the Mergers, the Company issued the Preferred Stock, which was determined to have an estimated fair value of $3,327 at issuance. The Preferred Stock has the following rights and preferences:

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to stockholders, after satisfying claims of creditors but before any distribution or payment shall be made in respect of the Common Stock, a liquidation distribution of the Liquidation Preference ($25.00 per share) for the shares of the Preferred Stock, plus an amount equal to all unpaid dividends and distributions on such shares accumulated to (but excluding) the date fixed for such distribution or payment on such shares (whether or not earned or declared by the Company, but excluding interest thereon). If, upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the assets of the Company available for distribution among the holders of all outstanding shares of Preferred Stock shall be insufficient to permit the payment in full to such holders, then such available assets shall be distributed among the holders of such shares of Preferred Stock ratably in proportion to the respective preferential liquidation amounts to which they are entitled.

Dividends

The holders of shares of Preferred Stock shall be entitled to receive, when, as and if declared by, or under authority granted by, the Board, out of funds legally available therefor and in preference to dividends and distributions on the Common Stock, cumulative cash dividends and distributions on each share of Preferred Stock in an amount equal to (i) an initial dividend rate of 7.5 bps (or 0.075%) per annum through the first anniversary of the BDC Election Date and (ii) a fixed dividend rate of 10 bps (or 0.10%) per annum after such first anniversary. Dividends accrue at the stated rate set forth in the Company’s Articles Supplementary, with a default rate applicable to unpaid dividends, equal to the stated dividend rate plus 0.02% per annum.

The Company’s Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate)

Voting Rights

Each holder of shares of Preferred Stock shall be entitled to one vote for each share of Preferred Stock held by such holder on each matter submitted to a vote of stockholders of the Company, and the holders of outstanding shares of Preferred Stock and of outstanding shares of Common Stock shall vote together as a single class; provided, however, that the holders of outstanding shares of Preferred Stock, shall be entitled, as a class, to elect two directors of the Company at all times.

Redemption

For so long as any shares of Preferred Stock are outstanding, the Company shall have asset coverage of at least 150% as of the close of business on the last business day of any of the three month periods ending March 31, June 30, September 30, or December 31 of each year. If the Company fails to comply with the asset coverage requirement as of the last business day of any calendar quarter and such failure is not cured as of the date that is thirty calendar days following the date of filing of the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, the Company shall, to the extent permitted by the 1940 Act and Maryland law, fix a redemption date and proceed to redeem in accordance with the terms of such Preferred Stock, a sufficient number of shares of Preferred Stock, to enable it to meet the requirements of the asset coverage requirement. In the event that any shares of Preferred Stock then outstanding are to be redeemed, the Company shall redeem such shares at a price per share equal to the Liquidation Preference ($25.00 per share) for the shares of the Preferred Stock, plus an amount equal to all unpaid dividends and distributions on such shares accumulated to (but excluding) the date fixed for such distribution or payment on such shares (whether or not earned or declared by the Company, but excluding interest thereon).

At the discretion of the Board, the Company may make tender offers for the repurchase of its Preferred Stock subject to compliance with the asset coverage requirements of the 1940 Act.

Conversion

The Preferred Stock is not convertible into any other class of the Company’s equity securities.

The Company assessed the rights and preferences of the Preferred Stock and determined that it was not required to be liability classified under ASC 480. In addition, the Company assessed the embedded features in the Preferred Stock and determined that the contingent redemption rights described above met the requirements for bifurcation as a derivative liability. As of the issuance date of the Preferred Stock and September 30, 2025, the Company determined that any fair value associated with the bifurcated derivative liability was de minimis given the remote probability of the related triggering events. Further, given the presence of these contingent redemption rights that are potentially outside of the Company’s control, the Company determined the Preferred Stock should be presented outside of permanent equity in temporary equity. The Preferred Stock was initially recognized at its fair value as of the date of the Mergers as described above. As the Preferred Stock is not currently redeemable or probable of becoming redeemable, the Company is not subsequently remeasuring the Preferred Stock to its redemption value. During the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company recognized $12 in distributions payable to the holders of the Preferred Stock under the dividend provisions described above.

8. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statement of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings to fund these commitments.

As of September 30, 2025, the Company has the following unfunded commitments to portfolio companies:

September 30, 2025
Investments—non-controll/non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value(1)
First Lien Debt
402 Ventures, LLC	Revolver	9/26/2029	$85	$—
A. Stucki Company	Delayed Draw	3/27/2030	$665	$—
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$—
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$117	$—
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$—
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$—
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$300	$(2)
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$192	$(2)
CentralBDC Enterprises, LLC	Revolver	6/11/2029	$77	$—
Concord III, L.L.C.	Revolver	12/20/2028	$13	$—
Crosslake Intermediate, LLC	Revolver	5/17/2029	$65	$—
Cultural Experiences Abroad, LLC	Revolver	8/16/2028	$143	$—
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$—
EDGE Intermediate, LLC	Revolver	6/5/2029	$158	$—
Exec Connect Intermediate LLC	Delayed Draw	3/11/2029	$100	$—
Exec Connect Intermediate LLC	Revolver	3/11/2029	$60	$—
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$330	$—
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$—
Greenrise Technologies, LLC	Delayed Draw	7/19/2029	$260	$—
Greenrise Technologies, LLC	Revolver	7/19/2029	$10	$—
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$—
JA Moody LLC	Delayed Draw	11/29/2029	$355	$—
JA Moody LLC	Revolver	11/29/2029	$120	$—
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2026	$4	$—
Modular Devices Acquisition, LLC	Revolver	12/28/2026	$57	$—
MOXFIVE LLC	Revolver	8/16/2029	$230	$—
NTM Acquisition Corp.	Revolver	6/18/2026	$100	$—
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$475	$(3)
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$355	$(5)
PAG Holding Corp.	Revolver	12/22/2029	$52	$—
PAK Quality Foods Acquisition LLC	Delayed Draw	12/28/2029	$135	$—
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$60	$—
Prime ABA Holdings, Inc.	Delayed Draw	9/16/2030	$420	$—
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$85	$—
Project Alliance Buyer, LLC	Revolver	8/27/2031	$270	$(4)
Providus MPS Buyer LLC	Revolver	8/16/2029	$245	$—
QM Buyer, Inc.	Delayed Draw	12/6/2030	$445	$—
QM Buyer, Inc.	Revolver	12/6/2030	$220	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Revolver	12/23/2030	$180	$—
Rose Paving, LLC	Revolver	11/7/2029	$40	$—
Rose Paving, LLC	Delayed Draw	11/7/2029	$4	$—
Science Care Parent Inc.	Revolver	7/23/2027	$75	$—
Science Care Parent Inc.	Delayed Draw	7/23/2027	$48	$—
Talent Worldwide Inc.	Revolver	12/18/2029	$52	$—
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$—
Total Unfunded Commitments			$8,560	$(16)

(1)	Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Transaction Fee Letter

Pursuant to a transaction fee letter between the Company and the Adviser, dated May 23, 2025 (the “Transaction Fee Letter”), the Adviser has incurred on behalf of the Company $725 of legal expenses related to (i) the consent solicitation related to the amendments to the limited partnership agreements of the Funds and the Mergers and (ii) the formation and organization of the Company. Upon making the BDC Election, the Company incurred $102 of other administrative expenses that were previously subject to contingencies under the terms of the Transaction Fee Letter and the Investment Management Agreement.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

9. FINANCIAL HIGHLIGHTS

Below is the schedule of the Company’s financial highlights (in U.S. dollars, except per share data):

For the period from September 5, 2025 (commencement of operations) to September 30, 2025
Per share data:
Net asset value at beginning of period	$-
Net investment income(1)	0.02
Net realized gain /(loss)(1)	-
Net change in unrealized (depreciation)(1)	0.03
Net (decrease) increase in net assets resulting from operations(1)	0.05
Stockholder distributions from income(1)(2)	-
Issuance of common stock(1)	10.00
Total increase (decrease) in net assets(1)	10.05
Net asset value at end of period(1)	$10.05

Common shares outstanding at end of period	16,214,447
Preferred shares outstanding at end of period	332,696
Total return(3)	0.5%

Ratio/Supplemental data:
Net assets, end of period	$162,982
Ratio of net expenses including waivers(4)	7.33%
Ratio of net investment income to average net assets applicable to common shares(4)	8.00%
Portfolio turnover(5)	0.00%
Average debt outstanding	$80,223
Weighted average debt per common share	$4.95

(1)	The per share data was derived by using the shares of Common Stock outstanding during the period.

(2)	Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date. Total return is not annualized and does not reflect any impact of time, which for the current reporting period represented only 25 days.

(4)	Ratios are annualized, excluding one-time costs, which were not annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

11. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Share Issuance

On November 6, 2025, the Company sold 583,450 shares of Common Stock at a price of $10.03 per share for aggregate proceeds of $5,852 pursuant to subscription agreements entered into between the Company and investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and prospects of our portfolio companies;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs or conditions affecting the financial and capital markets;

●	our contractual arrangements and relationships with third parties;

●	volatility of leveraged loan markets;

●	the adequacy of our financing sources and working capital;

●	risk of borrower default;

●	interest rate volatility, which could adversely affect our results, particularly because we intend to use leverage as part of our investment strategy;

●	actual and potential conflicts of interest with Remora Capital Management, LLC (the “Adviser”) and its affiliates;

●	our ability to make distributions;

●	changes to the fair value of our investments;

●	geopolitical conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

●	the impact of increased competition among other entities and our affiliates for investment opportunities;

●	competition with other entities and our affiliates for investment opportunities;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser to attract and retain highly talented professionals;

●	risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

●	our ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology; and

●	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Overview

Remora Capital Corporation (“we,” “us,” “our,” or the “Company”) is an externally managed, non-diversified closed-end management investment company established to seek attractive risk-adjusted returns from senior secured corporate loans primarily in the core middle market. We are a Maryland corporation that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and intends to elect and to qualify annually as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes.

We are externally managed by Remora Capital Management, LLC (the “Adviser” or “Remora”), a Delaware limited liability company, pursuant to an investment management agreement with us (the “Investment Management Agreement”). The Adviser is an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of our Board of Directors (the “Board”), Remora manages our day-to-day operations and provides us with investment advisory services. Remora also serves as our administrator (in such capacity, the “Administrator”) pursuant to an administration agreement with us (the “Administration Agreement”) and provides all administrative services necessary for us to operate pursuant to the Administration Agreement. In addition, we have entered into sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (the “Kayne Sub-Advisory Agreement”), and a loan sourcing agreement with Remora and Eldridge Credit Advisers, LLC (the “Loan Sourcing Agreement”), pursuant to which such non-Remora counterparties provide sub-advisory and loan sourcing services to us, as applicable. We have also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for us under the Crescent Sub-Advisory Agreement.

Our investment objective is to generate a stable fixed interest income stream and preserve capital through superior loan selection and risk mitigation. We invest in a diversified portfolio comprised primarily of privately negotiated senior secured floating rate loans to middle-market companies. We primarily establish co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. We (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications. We may also invest in other types of loans and debt securities, collateralized loan obligations, collateralized debt obligations and other securities, and invest in funds and other pooled investment vehicles managed by other loan originators.

We have principally targeted investments in first lien senior secured loans (which are in first position or have first claim to underlying collateral and the senior most securities in the capital structure) issued typically by non-bank loan originators to tenured private equity sponsors for leveraged buyout acquisitions and growth capital financings. Remora has targeted, on average, to have 50/50 loan-to-value (“LTV”) with sponsors’ and other equity capital invested junior to our investments, demonstrating significant collateral support for our investments. Remora believes this investment strategy will drive consistent current income for our investors at attractive yields while maintaining a core focus on capital preservation. As of September 30, 2025, other than cash and cash equivalents, our investment portfolio was comprised of 100% first lien senior secured loans that all have at least one financial maintenance covenant (typically a total net leverage covenant) and a funded private equity sponsor or significant institutional capital provider with significant equity invested in the borrower that is subordinated to our loan.

We are conducting a continuous private offering of our common stock, par value $0.001 per share (the “Common Stock”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”). At each closing, an investor purchases shares of our Common Stock pursuant to a subscription agreement between us and such investor.

Critical Accounting Policies and Estimates

We consolidate RCC SPV, LLC (“RCC SPV”), our wholly owned subsidiary, in the presentation of its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed and incorporated by reference herein.

Components of Operations

Investments

Our level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of capital we have available to us, our ability to form co-investment programs with loan originators or directly source co-investment opportunities, the general economic environment, the level of merger and acquisition activity for middle-market companies and the competitive environment for the type of investments we make.

Our investment activities are managed by the Adviser, who is responsible for forming co-investment relationships with loan originators, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Revenues

Interest Income

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with our investment activities. Such fees are recognized as income when earned or the services are rendered.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by Remora, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of Remora pursuant to the terms of the Administration Agreement and outside service providers pursuant to sub-administration, loan sourcing and other service agreements. All investment professionals of Remora and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by Remora and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Investment Management Agreement. See “Item 1. Financial Statements – Note 3. Agreements and Related Party Transactions – Investment Management Agreement” in this Form 10-Q for more information.

We reimburse the Administrator in an amount equal to our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our General Counsel, Chief Financial Officer and Chief Compliance Officer and their staff. The allocable portion of the salaries of the General Counsel, Chief Financial Officer, Chief Compliance Officer and other Remora staff attributable to their work on the Company is subject to a cap equal to 22.5 basis points (“bps”) of our net asset value (“NAV”) as of the end of each fiscal year. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. See “Item 1. Financial Statements – Note 3. Agreements and Related Party Transactions – Administration Agreement” in this Form 10-Q for more information.

We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	the cost of calculating our NAV, including the cost of any third-party valuation services;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	fees and expenses associated with independent audits and outside legal costs;

●	independent directors’ fees and expenses;

●	management fees and expenses, if any, payable under the Investment Management Agreement;

●	sub-advisory fees and expenses, if any, payable under the Crescent Sub-Advisory Agreement and the Kayne Sub-Advisory Agreement;

●	loan sourcing fees and expenses, if any, payable under the Loan Sourcing Agreement;

●	administration fees and expenses, if any, payable under the Sub-Administration Agreement;

●	U.S. federal, state and local taxes;

●	the cost of effecting sales and repurchases of our Common Stock and other securities;

●	if approved by the Board, the cost of effecting repurchases of our preferred stock, par value $0.001 per share (the “Preferred Stock”);

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees, if any;

●	brokerage commissions, if any;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;

●	debt service and other costs of borrowings or other financing arrangements; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Third-Party Providers of Goods and Services

From time to time, Remora or its affiliates may pay third-party providers of goods or services. We will reimburse Remora or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our shareholders.

In particular, we have engaged third parties to perform loan sourcing and origination services to us pursuant to agreements with such parties, such as the Loan Sourcing Agreement. We have also entered and may in the future enter into one or more sub-advisory agreements, pursuant to which third parties will source and manage investments for us, such as the Crescent Sub-Advisory Agreement and Kayne Sub-Advisory Agreement.

Portfolio and Investment Activity

On September 5, 2025, immediately prior to electing to be regulated as a BDC under the 1940 Act (the “BDC Election Date”), we acquired a portfolio of assets consisting of $244 million of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $262 million (such acquisition, the “Mergers”). As we qualify as an investment company under ASC 946 and the funds were not under common control, the transactions were accounted for as asset acquisitions in accordance with ASC 805-50. As a result, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values on the acquisition date. No goodwill was recognized.

During the period from September 5, 2025 (the commencement of our operations) to September 30, 2025, we made new investments in two add-on investments to existing portfolio companies for an aggregate principal commitment amount of $6.7 million (including unfunded commitments), all of which were in first lien senior secured loans.

The following summarizes our investment activity for the period from September 5, 2025 (commencement of operations) to September 30, 2025 (dollar amounts in thousands):

From the period from September 5, 2025 (commencement of operations) to September 30, 2025
New investments at cost
First Lien Senior Secured Loan	$6,618
Total Investments	$6,618
Proceeds from investments sold or repaid
First Lien Senior Secured Loan	$(1,980)
Total Proceeds	(1,980)
Net increase (decrease) in portfolio	$4,638

As of September 30, 2025, 100.0% of the first lien senior secured loan investments in our portfolio bore interest at floating rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors. As of September 30, 2025, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.67% and the weighted average contractual interest rate was 9.79%.

The following table shows the composition of our investment portfolio (dollar amounts in thousands):

	As of September 30, 2025
	Fair Value	Percentage
First Lien Senior Secured Loans	$238,415	100.00%
Total investments	$238,415	100.00%

The following is a summary of the industry classifications in which we invested as of September 30, 2025 (dollar amounts in thousands):

As of September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$12,075	$12,074	5.08%	5.06%
Air Freight & Logistics	1,788	1,788	0.75	0.75
Auto Components	3,240	3,240	1.36	1.36
Automobiles	8,122	8,133	3.41	3.41
Building Products	4,417	4,417	1.86	1.85
Chemicals	7,407	7,410	3.11	3.11
Commercial Services & Supplies	15,271	15,315	6.42	6.42
Construction & Engineering	14,595	14,603	6.13	6.13
Diversified Consumer Services	5,261	5,261	2.21	2.21
Diversified Financial Services	5,930	5,938	2.49	2.49
Electrical Equipment	5,057	5,057	2.13	2.12
Food & Staples Retailing	5,703	5,703	2.40	2.39
Health Care Equipment & Supplies	8,457	8,458	3.55	3.55
Health Care Providers & Services	15,126	15,126	6.36	6.34
Health Care Technology	9,464	9,469	3.98	3.97
Hotels, Restaurants & Leisure	4,930	4,930	2.07	2.07
Household Products	5,595	5,595	2.35	2.35
Insurance	1,925	1,925	0.81	0.81
Interactive Media & Services	6,133	6,133	2.58	2.57
IT Services	11,124	11,024	4.68	4.62
Life Sciences Tools & Services	2,910	2,910	1.22	1.22
Machinery	9,102	9,102	3.83	3.82
Media	14,498	14,702	6.09	6.17
Metals & Mining	1,979	1,979	0.83	0.83
Professional Services	17,513	17,786	7.36	7.46
Real Estate Management & Development	2,053	2,053	0.86	0.86
Road & Rail	1,164	1,164	0.49	0.49
Software	16,635	16,636	6.99	6.98
Specialty Retail	2,188	2,188	0.92	0.92
Trading Companies & Distributors	3,462	3,462	1.46	1.45
Transportation & Logistics	1,813	1,826	0.75	0.77
Transportation Infrastructure	6,923	6,923	2.91	2.90
Water Utilities	6,085	6,085	2.56	2.55
	$237,945	$238,415	100.00%	100.00%

Portfolio Asset Quality

As part of the monitoring process, we regularly assess the risk profile of each of our investments and rate each of them based on an internal proprietary system that uses the categories listed below, which we refer to as our investment performance risk rating. For any investment rated in Grades 3, 4 or 5, we will increase our monitoring intensity, increase our interactions with our sub-advisors, where applicable, and prepare regular updates for the investment committee, summarizing current operating results and material impending events. We monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, we review these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

Investment Performance Risk Rating	Investments at Fair Value
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full.

Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.

In the event of a delinquency or a decision to rate an investment Grade 4 or Grade 5, our investment committee will develop an action plan. Such a plan may require a meeting with a sub-advisor, where applicable, or the lender group to discuss reasons for the default and the steps management and the lender group are undertaking to address the under-performance, as well as amendments and waivers that may be required.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale (dollar amounts in thousands). Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors:

As of September 30, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$-	0.0%
2	231,748	97.2
3	6,667	2.8
4	-	0.0
5	-	0.0
Total	$238,415	100.0%

Results of Operations

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, our operating results were as follows (in thousands):

For the period from September 5, 2025 (commencement of , operations) to September 30, 2025
Operating Results
Total investment income	$1,723
Net expenses	1,343
Net unrealized appreciation (depreciation)	470
Net realized gain (loss)	-
Net increase (decrease) in net assets resulting from operations	$850

Investment Income

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the composition of our investment income was as follows (in thousands):

For the period from September 5, 2025 (commencement of operations) to September 30, 2025
Investment income
Interest income	$1,630
PIK interest income	93
Other income	-
Total Investment Income	$1,723

Operating Expenses

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the composition of our operating expenses was as follows (in thousands):

For the period from September 5, 2025 (commencement of operations) to September 30, 2025
Interest expense	$410
Administration expense	163
Base management fees	161
Board of directors’ fees	9
Professional fees	202
Custody expense	31
Other general and administrative expenses	407
Expenses before management fee waiver	$1,383
Management fee waiver	(40)
Total expenses, net of fee waivers	$1,343

Other General and Administrative Expenses

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, we had $0.4 million of general and administrative expenses, which included a $0.2 million non-cash write-off of unamortized organizational costs from the acquired private Funds and $0.1 million of non-cash deferred financing cost amortization that was accelerated by the refinancing and issuance of the Credit Facility (as defined below).

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the period from September 5, 2025 (commencement of our operations) through September 30, 2025 totaled approximately $2.0 million, resulting in no net realized gains.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation (depreciation) for the period from September 5, 2025 (commencement of our operations) through September 30, 2025 totaled approximately $0.5 million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with our valuation policy.

Taxes

We intend to elect to be treated and qualify annually to maintain our election to be treated as a RIC under subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income.

Although not required for us to maintain our RIC tax status, in order to avoid the imposition of a 4% nondeductible federal excise tax imposed on certain undistributed income of RICs, we must timely distribute (or be deemed to have timely distributed) an amount equal to the sum of: (i) at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (ii) at least 98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (iii) any income and gains recognized, but not distributed, from previous years on which we paid no U.S. federal income tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from offerings of our securities and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of shares of our Preferred Stock and Common Stock.

We recorded the Preferred Stock at its estimated fair value of $3.3 million as of the date of the Mergers. The Preferred Stock is required to be classified in temporary equity as the shares are contingently redeemable upon the occurrence of certain events which are outside of our control. As the events which could require redemption are not currently probable of occurring, we are not required to subsequently adjust the carrying value of the Preferred Stock until such time that the events become probable. Any redemptions of the Preferred Stock under the contractual terms would be made at a price equivalent to the liquidation preference of the Preferred Stock ($25.00 per share) plus any accrued but unpaid dividends.

In future periods, we may initiate tender offers to repurchase certain outstanding shares of Preferred Stock. Such tender offers will be made at the then-current fair value per share as determined by the Board of Directors within 48 hours of the expiration of the repurchase offer under our valuation policy. While the Preferred Stock does not currently require remeasurement, we intend to update the estimated fair value of the Preferred Stock quarterly for internal valuation, disclosure, and asset-coverage purposes. We have not repurchased or redeemed any Preferred Stock since its issuance in September 2025.

As of September 30, 2025, we had $7.6 million in cash and cash equivalents at the Company, which includes $1.7 million in cash at RCC SPV, and $80.1 million of debt outstanding on our revolving credit facility. We had $69.9 million available for borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2025, our operating activities used cash of $23.5 million, primarily in connection with the purchase of portfolio investments and payment of our expenses.

Distributions

Distributions to holders of our Common Stock and Preferred Stock are recorded on the record date. We generally intend to make quarterly distributions on our Common Stock and Preferred Stock and to distribute, out of assets legally available for distribution, substantially all of our available earnings, on an annual basis, as determined by the Board. However, our Board has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on the common stock or on preferred stock at the stated dividend rate described below, nor can we assure you that sufficient cash will be available to make distributions to you.

With respect to our Common Stock, distributions, when declared, will be paid in cash to shareholders of the Common Stock to the extent the shareholder has not opted into participating in our dividend reinvestment program. If our Board authorizes, and we declare a cash dividend or distribution, holders of our Common Stock who have opted in to our distribution reinvestment program will have their cash dividends or distributions on our Common Stock automatically reinvested in additional shares of our Common Stock, rather than receiving cash. The number of shares of our Common Stock to be issued to a shareholder under the distribution reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the distribution reinvestment program.

With respect to our Preferred Stock, our Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate) in an amount equal to (i) an initial dividend rate of 7.5 bps (or 0.075%) per annum through the first anniversary of the BDC Election Date and (ii) a fixed dividend rate of 10 bps (or 0.10%) per annum after such first anniversary.

We cannot predict the amount of distributions holders of our Common Stock or Preferred Stock may receive, and we may be unable to pay distributions over time. Our inability to acquire additional investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on the Common Stock and/or Preferred Stock.

Borrowings

On September 5, 2025, we entered into a Revolving Credit and Security Agreement (the “Credit Facility Agreement”) for a special purpose vehicle financing credit facility (the “Credit Facility”) by and among RCC SPV, as borrower, us, as servicer, Atlas Securitized Products Administration, L.P. (“Atlas”), as administrative agent, Atlas Securitized Products, L.P., as lead arranger, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and as document custodian, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time. The Credit Facility provides for $150 million of initial commitments with (x) a committed accordion feature pursuant to which the commitments shall be increased to $250 million, at our option with 15 business days’ notice, or by no later than the first anniversary of the closing date, and (y) an uncommitted accordion feature that allows for commitments up to $500 million from new and existing lenders on the same terms as the existing commitments, subject to market conditions. Advances under the Credit Facility bear interest at one-month Term SOFR plus an applicable margin of 2.00% during the revolving period. Subject to certain performance conditions, the applicable margin could increase to 2.25% during the revolving period and could range up to 2.50% during the amortization or End of Life Option periods (as defined in the Credit Facility Agreement). The Credit Facility provides for an unused commitment fee of 0.50% per annum on the unused commitments up to 50% of the commitments, and 0.75% on the unused commitments in excess of 50% of the commitments, as well as other customary fees, from the effective date of the Credit Facility through September 5, 2028. The Credit Facility matures on September 5, 2030; provided, however, that RCC SPV and Atlas may mutually agree to extend the maturity date to September 5, 2032 pursuant to the “End of Life Option” under the Credit Facility Agreement.

As of September 30, 2025, we had $80.1 million in borrowings outstanding under the Credit Facility and were accruing a weighted average interest rate of 6.25%. The Credit Facility is required to be measured at fair value. The carrying value approximated fair value at issuance due to the facility’s recent origination.

The Credit Facility Agreement contains customary terms and conditions, including affirmative and negative covenants, including a maximum advance rate test and an interest coverage ratio test of a minimum of 125%. The Credit Facility Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

RCC SPV’s obligations to the lenders are secured by a first lien interest in all of its assets and a pledge of the equity interests of RCC SPV owned by us but are otherwise non-recourse to us.

Asset Coverage

In accordance with the 1940 Act, with certain limitations, we are allowed to borrow amounts such that our “asset coverage,” as defined in the 1940 Act, is at least 150% after such borrowings, permitting us to borrow up to two dollars for investment purposes for every one dollar of investor equity. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.

As of September 30, 2025, our asset coverage ratio was 295.5%. The Preferred Stock was treated as a “senior security” for purposes of our calculation of the 150% asset coverage test.

Critical Accounting Policies

Investment Valuation

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board. A market quotation is only “readily available” to the extent that the security can be valued with Level 1 Inputs (as defined below). As a result, the Board must determine the fair value of all securities valued with Level 2 Inputs or Level 3 Inputs (each as defined below). Since most of the securities held by us do not have readily available market quotations, the Board is required to determine the “fair value” of such securities, with input from Remora, third-party independent valuation providers or loan sourcing firms and the audit committee of the Board (the “Audit Committee”) as of the end of each quarter.

ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no single standard for determining fair value in good faith since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arm’s length transaction. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Investments for which market quotations are readily available in an active market are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker dealers or market-makers, provided that a quotation will not be deemed readily available if it is not reliable. However, debt and equity investments closed within approximately 90 days are generally valued at cost, plus accreted discount, if applicable, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by the Board. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value most of our portfolio investments at fair value as determined in good faith under the direction of the Board in accordance with the investment valuation process listed below, which has been reviewed and approved by the Board.

The guidance provided in ASC 820 establishes three levels of the fair value hierarchy as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. With respect to investments for which market quotations are not readily available, the Board determines the fair value of such investments in good faith using fair value methodologies consistent with industry practice, including those set forth in ASC 820. In making such determinations, the Board undertakes a multi-step valuation process which includes, among other procedures, the following:

●	The Valuation Team of the Adviser performs an enterprise value analysis and bond-yield analysis, as applicable, for each investment, and gathers available third-party valuation data related to the investment. The Valuation Team’s analyses and conclusions are then documented in a preliminary valuation memo and discussed with Remora’s Investment Committee.

●	The Investment Committee, which is responsible for analyzing and reviewing the preliminary estimations of fair value provided by the Valuation Team, reviews the data and assumptions needed to apply the fair value methodologies selected by the Board and utilized by the Valuation Team in providing its preliminary estimates of fair value. The Investment Committee then supplements the preliminary valuation memo to reflect any comments.

●	Valuation documentation, including the Valuation Team’s preliminary valuation memo and ASC 820 memo, are provided to the Audit Committee and the Board quarterly.

●	The Audit Committee recommends, and the Board determines, the fair value of each investment for which market quotations are not readily available in good faith.

Consistent with our valuation policy, the Board evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draw term loans or revolving credit facility commitments. Commitments generally have fixed expiration dates or other termination clauses. As of September 30, 2025, we had $8.6 million of unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Related Party Transactions

Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Recent Developments

Our management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure except for the following described below.

On November 6, 2025, we sold 583,450 shares of Common Stock at a price of $10.03 per share for aggregate proceeds of $5.9 million pursuant to subscription agreements entered into between us and investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for more information.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund a portion of our investments with borrowings and our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of September 30, 2025, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

	As of September 30, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,854	$(5,807)	$1,047
Up 200 basis points	4,456	(5,006)	(550)
Up 100 basis points	2,057	(4,205)	(2,148)
Down 100 basis points	(2,740)	(2,603)	(5,343)
Down 200 basis points	(5,138)	(1,802)	(6,940)
Down 300 basis points	(7,479)	(1,001)	(8,480)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors.

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC on May 28, 2025, as amended on July 28, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners I, LP (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
2.2	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners II, LP (incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).)
2.3	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners I QP LP (incorporated herein by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
2.4	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners II QP, LP (incorporated herein by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 28, 2025).
3.2*	Articles of Amendment and Restatement
3.3	Bylaws (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 28, 2025).
4.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
4.2*	Articles Supplementary
10.1	Investment Management Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.2	Investment Management Agreement, dated as of April 25, 2024, by and between Remora Capital Management, LLC and KAPC Manager, L.P., as amended by Amendment No. 1 to the Investment Management Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation, Remora Capital Management, LLC, KAPC Manager, L.P., and Kayne Anderson Capital Advisors, L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.3	Investment Sub-Advisory Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation, Remora Capital Management, LLC, and Crescent Capital Group LP (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.4	Loan Sourcing and Other Services Agreement, dated as of September 5, 2025, by and among Remora Capital Corporation, Remora Capital Management, LLC and Eldridge Credit Advisers, LLC (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.5	Administration Agreement, dated as of September 5, 2025, between Remora Capital Corporation and Remora Capital Management, LLC (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.6	Sub-Administrative Services Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Crescent Capital Group LP (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.7	License Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Management, LLC (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.8	Revolving Credit and Security Agreement, dated as of September 5, 2025, by and among RCC SPV, LLC, Remora Capital Corporation, Atlas Securitized Products Administration, L.P., Atlas Securitized Products, L.P., U.S. Bank Trust Company, National Association, U.S. Bank National Association, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.9	Custody Agreement, dated as of July 25, 2025, by and between Remora Capital Corporation and U.S. Bank Trust Company, National Association, as Custodian (incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
10.10	Fund Servicing Agreement, dated as of August 19, 2025, by and between the Company and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025)
10.11	Stock Purchase Agreement, dated as of April 29, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
10.12	Transaction Fee Letter, dated as of May 23, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.>
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remora Capital Corporation

Date: November 19, 2025	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Chief Executive Officer,
Chief Investment Officer, and President

Date: November 19, 2025	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Interim Chief Financial Officer