Form 10-K
period 2025-12-31
Remora Capital Corp
filed 2026-03-30
CIK 2045370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share

Preferred Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.20D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant’s as of June 30, 2025 has not been provided because there is no established trading market for the Registrant’s shares of common stock.

As of March 26, 2026, the Registrant had 19,456,191 shares of common stock outstanding.

REMORA CAPITAL CORPORATION

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward-looking statements, which are based on current expectations, estimates, projections, and assumptions about future events. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and prospects of our portfolio companies;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs or conditions affecting the financial and capital markets;

●	our contractual arrangements and relationships with third parties;

●	volatility of leveraged loan markets;

●	the adequacy of our financing sources and working capital;

●	risk of borrower default;

●	interest rate volatility, which could adversely affect our results, particularly because we intend to use leverage as part of our investment strategy;

●	actual and potential conflicts of interest with Remora Capital Management, LLC (the “Adviser”) and its affiliates;

●	our ability to make distributions;

●	changes to the fair value of our investments;

●	geopolitical conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

●	the impact of increased competition among other entities and our affiliates for investment opportunities;

ii

●	competition with other entities and our affiliates for investment opportunities;

●	the ability of our Adviser and Sub-Advisers (as defined below) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and Sub-Advisers to attract and retain highly talented professionals;

●	risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

●	our ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology; and

●	future changes in laws or regulations and conditions in our operating areas.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I - Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.

The safe harbor protections for forward looking statements provided by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) do not apply to statements made by investment companies, including BDCs. As a result, forward-looking statements made in this Annual Report on Form 10-K are not entitled to the benefits of the PSLRA safe harbor. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements except as required by applicable law. We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We do not undertake any obligation to update or revise such statements, whether as a result of new information, future events, or otherwise, except as required by applicable law or in future filings with the Securities and Exchange Commission (the “SEC”). Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

iii

Item 1. Business

The Company

Remora Capital Corporation (“we”, “us”, “our” and the “Company”), was formed on October 1, 2024 as a Maryland corporation. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed by Remora Capital Management, LLC (the “Adviser” and “Remora”), a Delaware limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an Investment Management Agreement (the “Investment Management Agreement”).

The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. We formed the Company to generate a stable fixed interest income stream and preserve capital investing in senior secured corporate loans primarily in the core middle market in the United States and Canada. We define the “core middle market” as companies that generate earnings before interest, taxes, depreciation and amortization, or “EBITDA,” between $7.5 million and $75 million. We believe market conditions in this core middle market represent the ideal balance for our investment partners of risk, yield and traditional covenanted underwriting.

Our Strategy

Remora does not compete to serve as a primary direct lender – by design. Instead, Remora primarily operates through sub-advisory and co-investment partnerships with multiple direct lenders, which provide loans directly to privately owned companies and leverage their established sourcing, underwriting and servicing infrastructure to serve its clients, including us. This approach enables us to avoid direct competition for loan originations while constructing a customized portfolio aligned with what we believe to be a more conservative approach to direct lending. We believe Remora’s independent credit review and portfolio selection process provides an additional level of risk assessment, enabling us to selectively invest and avoid areas where we believe some primary market lenders may take on additional risk by:

●	pushing leverage boundaries;

●	investing in historically cyclical or consumer discretionary sectors;

●	loosening covenant protections; or

●	accepting subordinated positions in the capital structure.

As a result of this investment approach, as of December 31, 2025, our portfolio, excluding cash and cash equivalents, was comprised of 100% first lien senior secured loans, all of which include at least one financial maintenance covenant (typically a total net leverage covenant) and are made to borrowers backed by private equity firms or other institutional capital providers. These maintenance covenants provide lenders with early warning and intervention rights if borrower performance deteriorates. Such private equity firms have meaningful equity capital invested in each borrower. They also manage dedicated investment funds with committed capital available to support portfolio companies. This equity is structurally subordinated to our loan position, meaning our loans are repaid before equity investors in the event of a restructuring or sale. We believe that this combination of first lien senior secured positioning, maintenance covenant protections and committed private equity ownership contributes to a more resilient credit risk profile.

We principally target loan investments with conservative loan-to-value characteristics, typically seeking an approximately 50/50 relationship between our loan exposure and the equity capital invested by private equity owners. Loan-to-value, or “LTV,” refers to the ratio of our loan amount to the total enterprise value of the borrower, providing meaningful collateral support for our investments. This structural alignment between lender and owner capital is intended to support both capital preservation and the generation of consistent current income for our investors.

Investment Process and Due Diligence

Remora evaluates potential investments through a disciplined, multi-step review process designed to complement its partnership-based investment model. Because we primarily invest through co-investment programs and loan sourcing arrangements with established originators, our investments typically benefit from three stages of underwriting and credit review:

1.	Experienced private equity firms (referred to as “sponsors”) conduct extensive industry and company-specific diligence before acquiring or investing in middle-market companies.

2.	Tenured loan originators perform primary underwriting focused on borrower creditworthiness and transaction capital structure.

3.	Remora conducts an independent credit evaluation to determine whether each opportunity meets our portfolio construction and risk criteria, curating investments from multiple loan originators.

Remora’s review includes an analysis of borrower financial performance, capital structure, collateral coverage, industry dynamics, competitive positioning and risks, and private equity ownership support, as well as an assessment of the originating lender’s underwriting and ongoing monitoring practices. Remora also evaluates each opportunity’s alignment with our portfolio construction objectives, targeted risk-adjusted returns, and overall credit risk profile. Only investments meeting its underwriting standards and risk parameters are approved for inclusion in our portfolio.

The Adviser

Remora was founded by Daniel Mafrice, Joe Altman, and Chris Kyriopoulos in March 2021 and is registered as an investment adviser under the Advisers Act. Remora is led by Messrs. Mafrice, Altman, and Kyriopoulos (collectively, the “Investment Team” or “Principals”), who have worked together collectively for over 20 years and have an average of over 25 years’ experience in principal investing, corporate finance, business operations and leveraged finance. They have successfully invested together since the early 2000s.

Investment Committee

Messrs. Mafrice, Altman, and Kyriopoulos serve as the Investment Committee of Remora. The Investment Committee normally meets on a quarterly basis with additional meetings as necessary. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Mafrice, as Chairman of the Investment Committee, has the right to veto the approval of any investment.

Sub-Advisory Agreements

We primarily establish co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. As of December 31, 2025, such programs included sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (such agreement, the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement the “Sub-Advisory Agreements”), pursuant to which such non-Remora counterparties provide sub-advisory services to us. See “Advisory Agreements – Sub-Advisory Agreements” for more information. We (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications.

Loan Sourcing and Sub-Administration Agreements

We have entered into a loan sourcing agreement (such agreement, the “Eldridge Loan Sourcing Agreement”) with Remora and Eldridge Credit Advisers, LLC (“Eldridge”), pursuant to which Eldridge provides loan sourcing services to us. We have also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for us under the Crescent Sub-Advisory Agreement. See “Administrative and Servicing Agreements—Eldridge Loan Sourcing Agreement” and “Administrative and Servicing Agreements —Sub-Administration Agreement” for more information.

Formation Transactions

On September 5, 2025, immediately prior to our electing to be regulated as a BDC (the “BDC Election”), each of Remora Capital Partners I, LP (“Fund I”), Remora Capital Partners II, LP (“Fund II”), Remora Capital Partners I QP LP (“Fund I QP”), and Remora Capital Partners II QP, LP (“Fund II QP” and collectively with Fund I, Fund II, and Fund I QP, the “Funds”) merged with and into us (the “Mergers”). As a result of the Mergers, we issued 16,213,447 shares of common stock, par value $0.001 per share (“Common Stock”), 332,696 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), and acquired a portfolio of assets consisting of approximately $244.1 million in principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $261.7 million, which had an aggregate net asset value (“NAV”) of $165.5 million. After the Mergers, we made the BDC Election and commenced operations.

On September 5, 2025, we formed a wholly owned subsidiary, RCC SPV, LLC (“RCC SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for a revolving credit facility with Atlas Securitized Products Administration, L.P. (“Atlas”), as administrative agent (the “Credit Facility”). We consolidate RCC SPV in the presentation of our consolidated financial statements.

Private Offering

We are conducting a continuous private offering (the “Private Offering”) of our Common Stock to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), or to non-U.S. persons as provided in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing, an investor purchases shares of our Common Stock pursuant to a subscription agreement with us.

Portfolio Construction, Permitted Investments and Leverage

While our primary focus is described in “Our Strategy” above, we may invest in a broad range of debt and equity instruments and may utilize a variety of transaction structures and investment techniques, subject to the limitations of the 1940 Act and other applicable laws and regulations.

Sourcing and Transaction Structures

We expect to source investments primarily through the Sub-Advisers and loan originators, such as Eldridge, and their relationships with non-bank loan originators, private equity firms, banks and other intermediaries. We may participate as a co-lender or “club” lender, as part of loan syndications, or acquire smaller positions in loans in the secondary market. We do not intend to act as administrative agent or directly arrange loans to borrowers. As a non-controlling lender, we generally rely on the lead agent or originating lender to administer the facility, subject to our rights under the applicable loan documentation.

Market Segments

Although we primarily focus on the core middle market described above, we may opportunistically invest in other market segments based on market conditions and relative value. The broadly syndicated loan (“BSL”) market is generally characterized by loan issuance sizes greater than $250 million, typically to companies with more than $50 million of EBITDA. The lower middle market is typically characterized by companies with EBITDA greater than $3 million. By contrast, we define the core middle market as companies generating EBITDA between $7.5 million and $75 million, which we believe offers an attractive balance of borrower scale, traditional covenanted underwriting and relative value for lenders.

Debt Investments

We may invest in senior secured loans, unitranche loans, second lien loans, subordinated loans and other debt instruments. These investments may be made through direct assignments, participations, notes, or other pass-through obligations representing rights to receive principal and interest on loans. Participations may expose us to the credit risk of both the borrower and the selling institution. Many middle market loans are not rated, and if rated, would likely be rated below investment grade.

Our debt investments may include features such as original issue discount (“OID”), payment-in-kind (“PIK”) interest, lender fees, and warrants or other equity participation rights.

We may invest in, or continue to hold, loans of borrowers experiencing credit stress, including in connection with restructurings or bankruptcy proceedings, and in such circumstances may receive equity or junior securities in exchange for a portion of a debt investment.

Equity and Equity-Linked Investments

From time to time, we may invest in or hold equity securities, warrants and other equity-linked instruments, including equity received in restructurings. We may also participate in equity co-investments alongside private equity owners in connection with certain debt investments. These investments are generally more volatile, less liquid and longer-term than debt investments. We may also invest in preferred stock, which is typically senior to common equity but junior to debt obligations.

Other Credit Investments and Pooled Vehicles

We may invest in other types of loans and debt securities and may invest in pooled investment vehicles managed by third parties, including collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and similar structured credit investments.

Cash, Subsidiaries and Special Purpose Vehicles

We may hold cash or cash equivalents from time to time. We may also conduct investment activities through subsidiaries or special purpose vehicles, including entities that hold assets used as collateral for financing arrangements, in compliance with the 1940 Act.

Leverage

As part of our investment approach, we intend to use leverage for investments, working capital, expenses and other general corporate purposes, including to pay distributions, subject to the asset coverage requirements of the 1940 Act. We currently target a leverage ratio of approximately 1.0x our net assets (or 50% of total assets), meaning that for each $100 of net assets, we would target raising up to $100 through borrowings or the issuance of senior securities. Subject to applicable asset coverage requirements, including a minimum asset coverage ratio of 150% (subject to certain conditions), we may incur leverage in excess of this target.

Portfolio Monitoring

Post-investment, we seek to monitor the portfolio through review of borrower reporting, covenant compliance, industry and sponsor dynamics, and communication with lead agents and originators. The Investment Committee reviews portfolio performance periodically and may review individual investments as needed.

Payment of our Expenses

All investment professionals of Remora, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to us, are provided and paid for by Remora and/or its affiliates, and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	investment advisory fees, including direct and indirect costs and expenses incurred by Remora for office space rental, office equipment, utilities and other non-compensation-related overhead allocable to the performance of investment advisory services under the Investment Management Agreement, including the costs and expenses of:

○	due diligence of potential investments, monitoring the performance of our investments, disposing of investments, and unsuccessful portfolio acquisition efforts,

○	serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies and enforcing our rights in respect of our investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third-party service providers), and

○	valuation, pricing and monitoring services, research (including market data, research analytics and news feeds), ratings, origination fees, loan servicing fees, loan administration fees, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading the web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) used for our benefit;

●	management and incentive fees payable under the Investment Management Agreement;

●	our organization and offering;

●	valuing our assets and computing our NAV (including the cost and expenses of any independent valuation firm or other service provider);

●	fees and expenses incurred by the Administrator (as defined below) or payable to third parties, including agents, consultants or other advisers, or affiliates of Remora in connection with monitoring financial, legal, regulatory and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments and in providing administrative services

●	interest and any other amounts (including, without limitation, commitment fees, principal payments, outside counsel fees, and agent fees) payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;

●	offerings of our Common Stock and Preferred Stock and other securities (including underwriting, placement agent and similar fees and commissions);

●	third-party investor hosting and similar platforms and service providers;

●	administration fees;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our securities on any securities exchange in the future;

●	foreign, U.S. federal, state and local taxes;

●	fees and expenses of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or Remora (the “Independent Directors”);

●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority, or other regulators;

●	costs of any reports, proxy statements or notices to stockholders (including printing costs);

●	costs associated with individual or group shareholders;

●	our allocable portion (which shall initially be 100%) of any fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of our administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparation services and outside legal costs;

●	expenses associated with shareholder or Board meetings;

●	cost of operating any subsidiaries;

●	any indemnification amounts owed by us;

●	costs and expenses incurred under any litigation, threatened litigation or governmental regulatory inquiry, involving us, our investment or operating activities (including, without limitation, attorneys’ fees, any judgments, settlements or other amounts paid in connection therewith) and all other extraordinary expenses; and

●	all other expenses incurred by or allocable to us, whether paid by us or Remora while administering our business, (including, without limitation, outside counsel, third-party valuation, accounting, audit, tax planning and tax return preparation) and other out-of-pocket expenses and fees, such as the allocable portion of overhead under the Administration Agreement, including rent and allocable portion of the cost of the General Counsel, Chief Compliance Officer (and Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) consultant, if any) and Chief Financial Officer and their respective staffs (subject, in the case of the allocable portion of the cost of the salaries of the General Counsel, Chief Financial Officer, Chief Compliance Officer, and other Remora staff attributable to their work on the Company, to a 22.5 basis points (“bps”) cap of our NAV).

Distributions; Dividend Reinvestment Program

We generally intend to make distributions at least quarterly on our Common Stock and Preferred Stock (collectively, our “Shares”) and to distribute, out of assets legally available for distribution, substantially all of our available earnings, on an annual basis, as determined by the Board of Directors (the “Board”). However, our Board has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on our Common Stock or on our Preferred Stock at the stated dividend rates described below, or at all, nor can we assure you that sufficient cash will be available to make distributions to you.

We have adopted a dividend reinvestment program that provides for reinvestment of our dividends and other distributions on behalf of holders of our Common Stock if a shareholder opts into participating in such plan. As a result of adopting such a program, if our Board authorizes, and we declare, a cash dividend or distribution, holders of our Common Stock who have opted in to our dividend reinvestment plan will have their cash dividends or distributions on our Common Stock automatically reinvested in additional shares of our Common Stock, rather than receiving cash. The number of shares of our Common Stock to be issued to a shareholder under the dividend reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share of our Common Stock as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

The dividend reinvestment program is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.

For more information about our distribution policy and the dividend reinvestment program, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policy.”

Advisory Agreements

We are externally managed by Remora, which is an investment adviser that is registered with the SEC under the Advisers Act. In addition, we have entered into the Crescent Sub-Advisory Agreement, and the Kayne Sub-Advisory Agreement, each of which as introduced above and discussed in further detail below.

Investment Management Agreement

Under the terms of the Investment Management Agreement, Remora is responsible for the following:

●	managing our assets in accordance with our investment objective, policies and restrictions;

●	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifying, evaluating and negotiating the structure of the investments we make;

●	executing, closing, servicing and monitoring the investments that we make;

●	determining the securities and other assets that we will purchase, retain or sell;

●	performing due diligence on prospective portfolio companies;

●	exercising voting rights in respect of portfolio securities and other investments for us;

●	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

●	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of our funds.

Remora’s services under the Investment Management Agreement are not exclusive, and Remora is free to furnish similar services to other entities.

Term

Pursuant to the requirements of the 1940 Act, the Investment Management Agreement initially has a term of two years. Thereafter, the Investment Management Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Directors. The initial term of the Investment Management Agreement will expire on September 5, 2027.

The Investment Management Agreement will automatically terminate in the event of its assignment (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Management Agreement with Remora upon 60 days’ written notice. The decision to terminate the Investment Management Agreement may be made by a majority of the Board or shareholders holding a majority of the outstanding shares of our voting securities. “Majority of the outstanding shares,” as defined in the 1940 Act, means the lesser of (1) 67% or more of the outstanding shares of our voting securities (voting together as a class) present at a meeting, if the holders of more than 50% of the outstanding shares of our voting securities (voting together as a class) are present or represented by proxy or (2) a majority of outstanding shares of our voting securities. In addition, without payment of penalty, Remora may generally terminate the Investment Management Agreement upon 60 days’ written notice.

Compensation of the Adviser

Under the terms of the Investment Management Agreement, we pay Remora an investment management fee for its services consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). Each of the Management Fee and the Incentive Fee are payable on the terms described below.

Management Fee

Under the terms of the Investment Management Agreement, the Management Fee is payable quarterly in advance as of the first day of each calendar quarter and is payable at an annual rate of 1.00% of the par value of our loan assets and similar portfolio investments outstanding (notwithstanding any lower valuation assigned to such loan asset or similar portfolio investment by the Board or a valuation designee). The Management Fee for any partial quarter is prorated during the relevant calendar quarter.

Incentive Fee

Under the terms of the Investment Management Agreement, the Incentive Fee consists of two components. These components are largely independent of each other, with the result that one component may be payable even if the other is not.

The first component of the Incentive Fee is based on investment-income. The investment-income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the Management Fee, expenses payable under any administration agreement with Remora and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash; provided, however, that the portion of the investment income incentive fee attributable to deferred interest features is paid only if and to the extent received in cash, and any accrual thereof is reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income do not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

In calculating the amount of the investment-income component of the Incentive Fee for a particular quarter, pre-incentive fee net investment income, expressed as a rate of return on the value of net assets at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.5% per quarter (6.00% annualized). Under the terms of the Investment Management Agreement, we pay Remora an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows: (1) no investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.5%; (2) 50% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.765% in any calendar quarter (7.06% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.765% is referred to as the “catch-up”; the “catch-up” is meant to provide Remora with 15.0% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.765% in any calendar quarter); and (3) 15.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.765% in any calendar quarter (7.06% annualized) payable to Remora (once the hurdle is reached and the catch-up is achieved, 15.0% of all pre-incentive fee net investment income thereafter is allocated to Remora).

The following is a graphical representation of the calculation of the investment-income component of the Incentive Fee:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.06%	1.765%
← 0% →	← 50% →	← 15.0% →

Under the terms of the Investment Management Agreement, the other portion of the Incentive Fee is based on a capital gains component. Under the capital gains component of the Incentive Fee, we pay Remora at the end of each calendar year 15.0% of aggregate cumulative realized capital gains from the date of the BDC Election (the “BDC Election Date”) through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.

Exchange Listing

While we do not intend to list our securities on a national securities exchange, should we complete such a listing (an “Exchange Listing”), the Incentive Fee payable under the Investment Management Agreement would increase to 20.0% paid quarterly on our pre-incentive fee net investment income, subject to a hurdle rate of 1.5% per quarter (6.00% annualized) and a 100% catch-up.

Fee Waivers

For the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its Management Fees and 100% of its Incentive Fees under the Investment Management Agreement. Any such waiver of Management Fees or Incentive Fees is not revocable during the proposed term and the amounts waived are not subject to any right of future recoupment in favor of Remora.

Limitation of Liability and Indemnification

Under the terms of the Investment Management Agreement, Remora and its officers, managers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Remora will not be liable to us for any action taken or omitted to be taken by Remora in connection with the performance of any of its duties or obligations under the Investment Management Agreement or otherwise as our investment manager (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

Under the terms of the Investment Management Agreement, we will indemnify Remora and its officers, managers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Remora (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of Remora’s duties or obligations under the Investment Management Agreement or otherwise as an investment adviser to us. However, the Indemnified Parties shall not be entitled to indemnification in respect of any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence, in the performance of Remora’s duties and obligations under the Investment Management Agreement, or by reason of the reckless disregard of its duties and obligations under the same.

Crescent Sub-Advisory Agreement

On September 5, 2025, we entered into the Crescent Sub-Advisory Agreement with Crescent, a registered investment adviser, and Remora. Pursuant to the Crescent Sub-Advisory Agreement, Crescent will present Crescent Investment Opportunities (as defined below) in loan assets that it identifies, sources, negotiates, monitors, and manages on our behalf, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to us, and the ultimate discretion and approval of Remora. “Crescent Investment Opportunities” means senior secured loans to middle-market companies with headquarters in the United States and Canada identified, sourced and/or originated by Crescent and its affiliates, including investment vehicles managed and controlled by Crescent.

Pursuant to the Crescent Sub-Advisory Agreement, Crescent may be responsible for the sale of certain assets held in our investment portfolio which it offers and Remora accepts on our behalf. Crescent will, during the term and subject to the provisions of the Crescent Sub-Advisory Agreement, (i) manage certain of our assets in accordance with its investment objectives, policies and restrictions; (ii) identify, evaluate and negotiate the structure of certain investments made by us; (iii) execute, close, service and monitor such investments that we make; (iv) propose certain securities and other assets for us to acquire, retain or sell; (v) perform due diligence on prospective portfolio companies; (vi) exercise voting rights in respect of certain portfolio securities and other investments for us; (vii) serve on and exercise observer rights for boards of directors and similar committees of our portfolio companies; and (viii) provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Crescent Sub-Advisory Agreement, we will pay Crescent a quarterly management fee (the “Crescent Management Fee”) for its investment advisory and management services, in arrears, as set forth below, computed by Crescent using the Crescent Aggregate Investment Value (as defined below) as of the end of each calendar quarter.

Aggregate Investment Value	Compensation
Less than $300,000,000	0.50% per annum
$300,000,000 or more and less than $750,000,000	0.45% per annum
$750,000,000 or more	0.40% per annum

“Crescent Aggregate Investment Value” means, as of any particular date, the aggregate value of all Crescent Investment Opportunities held by us or our subsidiary as of such date, as determined by the Board, which determination may incorporate valuation information provided by Crescent; provided that, for purposes of the Crescent Management Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement.

Unless terminated earlier, the Crescent Sub-Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of our directors who are not parties to the Crescent Sub-Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).

The Crescent Sub-Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Crescent Sub-Advisory Agreement upon 60 days’ written notice. The decision to terminate the Crescent Sub-Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our Common Stock. In addition, without payment of penalty, Crescent may generally terminate the Crescent Sub-Advisory Agreement upon 60 days’ written notice.

Under the terms of the Crescent Sub-Advisory Agreement, Crescent and its officers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Crescent will not be liable to us or Remora for any action taken or omitted to be taken by Crescent Indemnified Parties (as defined below) in connection with the performance of any of its duties or obligations under the Crescent Sub-Advisory Agreement or otherwise as our sub-adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

Under the terms of the Crescent Sub-Advisory Agreement, we will indemnify Crescent and its officers, managers, members of its board of directors, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Crescent (collectively, the “Crescent Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Crescent Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of Crescent’s duties or obligations under the Crescent Sub-Advisory Agreement or otherwise as an investment manager for us. However, the Crescent Indemnified Parties will not be protected, indemnified or entitled to indemnification in respect of any liability to us or our shareholders to which the Crescent Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence in the performance of Crescent’s duties or by reason of the reckless disregard of Crescent’s duties and obligations under the Crescent Sub-Advisory Agreement.

Kayne Sub-Advisory Agreement

On September 5, 2025, we entered into the Kayne Sub-Advisory Agreement. Pursuant to the Kayne Sub-Advisory Agreement, Kayne will present investment opportunities in loan assets that it identifies, sources, negotiates, monitors, and manages on our behalf, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to us, and the ultimate discretion and approval of Remora (such investments, following approval by Remora pursuant to the Kayne Sub-Advisory Agreement and our purchase thereof, “Kayne Portfolio Investments”).

As compensation for its services under the Kayne Sub-Advisory Agreement, we will pay Kayne, in arrears, a quarterly sub-management fee equal to 0.75% per annum of the Aggregate Investment Value of the Kayne Portfolio Investments, as computed by Kayne for each day during the applicable calendar quarter. For purposes of the Kayne Sub-Advisory Agreement, “Aggregate Investment Value” means, as of any particular date, the amount of capital invested by the Company in Kayne Portfolio Investments less any returns of such capital (but not net of income or capital appreciation received by us) and permanent write-offs. Kayne is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Kayne Sub-Advisory Agreement.

Unless terminated earlier, the Kayne Sub-Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of our directors who are not parties to the Kayne Sub-Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).

The Kayne Sub-Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Kayne Sub-Advisory Agreement upon 60 days’ written notice. The decision to terminate the Kayne Sub-Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our Common Stock. In addition, without payment of penalty, Kayne may generally terminate the Kayne Sub-Advisory Agreement upon 60 days’ written notice.

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

Under the terms of the Kayne Sub-Advisory Agreement, we will indemnify Kayne and its officers, members of its board of directors, and employees (collectively, the “Kayne Indemnified Parties”) for all losses, damages, costs, expenses (including reasonable attorneys’ fees), liabilities, claims and demands and for any action, omission or recommendation in connection with the Kayne Sub-Advisory Agreement. However, the Kayne Indemnified Parties will not be entitled to indemnification in the case of such Kayne Indemnified Party’s willful misfeasance, bad faith, or gross negligence in the performance of Kayne’s duties or by reason of the reckless disregard of Kayne’s duties and obligations under the Kayne Sub-Advisory Agreement.

Administrative and Servicing Agreements

Remora also serves as our administrator (in such capacity, the “Administrator”) pursuant to an Administration Agreement with us (the “Administration Agreement”) and provides all administrative services necessary for us to operate. In addition, we have entered into each of the Eldridge Loan Sourcing Agreement and the Sub-Administration Agreement, each as described in greater detail below.

Administration Agreement

We have entered into the Administration Agreement with Remora. Under the Administration Agreement, Remora is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the terms of the Administration Agreement, we reimburse Remora for services performed for us pursuant to the terms of the Administration Agreement, including the costs and expenses charged by any sub-administrator that may be retained by the Administrator to provide services to us or on the Administrator’s behalf. Specifically, the reimbursements made by us to the Administrator include, but are not limited to: (i) the allocable portion of the Administrator’s rent; (ii) the allocable portion of the annual cost of our General Counsel, Chief Compliance Officer, Chief Financial Officer and their respective staffs, subject to a cap equal to 22.5 basis points of our NAV at the end of each fiscal year; (iii) costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements, registration statement amendments, prospectus supplements, proxy statements and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications; and (iv) all fees, costs and expenses associated with the engagement of a sub-administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board and a majority of the Independent Directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board. In addition, Remora may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Board will review the costs and expenses allocated to us under any administration agreement on at least a quarterly basis.

The Administration Agreement provides that Remora, its affiliates, and their respective directors, officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with any of them shall not be liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under this Agreement or otherwise as administrator for us, and we will indemnify the Administrator and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it (collectively, the “Administrator Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our shareholders) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under the Administrator Agreement or otherwise as administrator for us. However, the Administrator Indemnified Parties shall not be entitled to indemnification in respect of any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Administrator’s duties or by reason of the reckless disregard of the Administrator’s duties and obligations under the Administration Agreement.

Eldridge Loan Sourcing Agreement

On September 5, 2025, we entered into the Eldridge Loan Sourcing Agreement with Eldridge and Remora. Pursuant to the Eldridge Loan Sourcing Agreement, Eldridge will identify potential investment opportunities for us. Remora, as the investment adviser to us, will retain sole discretion with respect to any investment opportunities identified by Eldridge. In connection with any investment opportunities sourced by Eldridge in which we invest, Eldridge will provide us and Remora with certain ongoing information about such investments, as more fully described in the Eldridge Loan Sourcing Agreement.

As compensation for the services provided under the Eldridge Loan Sourcing Agreement, we will pay Eldridge, in arrears, a quarterly fee equal to the Annual Applicable Rate of the Eldridge Aggregate Investment Value, each as defined below, computed by Eldridge for each day during the applicable calendar quarter. “Eldridge Aggregate Investment Value” means, as of any particular date, the aggregate value of all investments sourced by Eldridge pursuant to the Eldridge Loan Sourcing Agreement (or any previous agreement between us and an affiliate) and held by us (“Eldridge Approved Investments”) as of such date based on the most current valuation; provided that the value of any particular Eldridge Approved Investment will not exceed the outstanding principal balance of such Eldridge Approved Investment as of such date. “Applicable Annual Rate” means 0.80% per annum.

The Eldridge Loan Sourcing Agreement will continue until its termination, which will occur upon the earliest of (i) any party’s decision to terminate the Eldridge Loan Sourcing Agreement, which will occur upon not less than ninety (90) days’ written notice to the other party, (ii) the termination of Remora as the investment adviser to us, and (iii) the date on which a party to the Eldridge Loan Sourcing Agreement terminates the Eldridge Loan Sourcing Agreement for Cause (as such term is defined in the Eldridge Loan Sourcing Agreement).

If the Eldridge Loan Sourcing Agreement is terminated by Remora in certain enumerated circumstances, Eldridge (either directly and/or through its affiliates, controlled funds, client accounts, other third parties, or any combination of the foregoing) may elect to purchase from us, subject to compliance with any applicable credit agreement documentation, all Eldridge Approved Investments for an aggregate purchase price equal to the fair value of the Eldridge Approved Investments (as determined by a nationally recognized and reputable independent third-party valuation firm reasonably acceptable to Remora and Eldridge). We have agreed with Eldridge for each of us pay for 50% of the costs of such appraiser’s valuation of the Eldridge Approved Investments held by us.

We have agreed to indemnify Eldridge and its officers, directors and employees for all losses, damages, costs, expenses (including reasonable attorneys’ fees), liabilities, claims and demands, for any action, omission, information or recommendation in connection with the Eldridge Loan Sourcing Agreement, except in the case of the Eldridge officers’, directors’, or employees’ actual misconduct, gross negligence, willful violation of any applicable statute or reckless disregard for its duties, in each case as determined by an arbitrator or a court of competent jurisdiction.

Sub-Administration Agreement

On September 5, 2025, we entered into the Sub-Administration Agreement with Crescent, pursuant to which Crescent will perform the administrative services necessary for the administration of the assets Crescent identifies, sources and/or originates in its capacity as an investment sub-adviser to us pursuant to the Crescent Sub-Advisory Agreement. Crescent will make reports to Remora, in its capacity as a sub-administrator, of its performance of its obligations as provided in the Sub-Administration Agreement; provided that nothing therein will be construed to require Crescent to, and Crescent will not, in its capacity as sub-administrator, provide any advice or recommendation relating to the securities and other assets that we should purchase, retain or sell or any other investment advisory services to us. In addition, we have agreed to vote and take certain actions with respect to certain matters in respect of Crescent Investment Opportunities then held by us solely in accordance with written instructions provided from time to time by Crescent.

The Sub-Administration Agreement also provides that Remora may sell Crescent Investment Opportunities at any time to a third party; provided, however, that prior to accepting any offer from a third party to purchase any Crescent Investment Opportunity, Remora will offer Crescent an opportunity to purchase (or any investment vehicle, CLO, BDC, separately managed account and/or any other advisory clients, in each case, sponsored, managed and/or advised by Crescent and/or its affiliates to purchase) such Crescent Investment Opportunity at a purchase price equal to the higher of (x) the fair market value of such Crescent Investment Opportunity determined by an independent valuation service firm and (y) the purchase price offered by the third-party buyer for such Crescent Investment Opportunity.

We will pay Crescent, in arrears, a quarterly administration fee (the “Administration Fee”) equal to 0.30% per annum of the aggregate value of all Crescent Investment Opportunities held by us or our subsidiary as of such date, as determined by the Board, which determination may incorporate valuation information provided by Crescent (the “Aggregate Investment Value”); provided that, for purposes of the Administration Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date.

We have agreed to indemnify, defend and protect the Crescent Indemnified Parties and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our shareholders) arising out of or otherwise based upon the performance of any of Crescent’s duties or obligations under the Sub-Administration Agreement or otherwise as a sub-administrator for us except where attributable to criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of Crescent’s duties or by reason of the reckless disregard of Crescent’s duties and obligations under the Sub-Administration Agreement.

Other Agreements

License Agreement

We have entered into a license agreement (the “License Agreement”) with Remora. Under the License Agreement, we have a non-exclusive, royalty-free license to use the names “Remora” and “Remora Capital Partners” so long as Remora or a subsidiary or affiliate thereof remains our investment manager. The License Agreement will remain in effect for so long as we are in full compliance with the License Agreement.

Determination of NAV

The 1940 Act requires that the board of directors of a BDC determine the fair value of the BDC’s investments in good faith on a quarterly basis. Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of a BDC’s investments. Rule 2a-5 permits a BDC’s board of directors, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to the oversight of the board of directors. The Board has not designated a third party to perform fair value determinations for us.

Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. We will carry investments for which market quotations are not readily available at fair value, as determined in good faith by the Board. In making a good faith determination of the fair value of our investments, Remora will recommend – and our Board will select and apply – fair value methodologies consistent with industry practice, including those set forth in ASC 820 (as defined below).

Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. As part of the valuation process, the Board will take into account relevant factors in determining the fair value of our investments, including the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will consider whether the pricing indicated by the external event corroborates its valuation.

If the Board determines to designate a third party to perform fair value determinations in accordance with the requirements of Rule 2a-5, the third party’s valuation conclusions will be documented and then presented to the Board along with any reports required under Rule 2a-5.

The Board will apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we expect to consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply a valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, the Board evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Board subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Board or any independent valuation firm(s) engaged by the Board will review pricing support provided by dealers or pricing services to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented, and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than our unrealized gains or losses that we may report in any given period.

For more information about our valuation process, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” in this Annual Report on Form 10-K.

Determinations in Connection with the Issuance of Shares of Common Stock

In connection with each issuance of our Common Stock, the Board or a committee thereof will, no later than 48 hours (excluding Sundays and holidays) prior to each closing date, make the determination that we are not selling shares of our Common Stock at a price per share that is below our then-current NAV per share. The Board or a committee thereof expects to consider the following factors, among others, in making such determination:

●	the NAV per share of Common Stock disclosed in the most recent periodic report filed with the SEC;

●	Remora’s assessment of whether any material change in the NAV per share has occurred (including through the realization of net gains on the sale of portfolio investments), or any material change in the fair value of portfolio investments has occurred, in each case, from the period beginning on the date of the most recently completed calendar quarter to the period ending 48 hours (excluding Sundays and holidays) prior to the drawdown date; and

●	the magnitude of the difference between (i) a value that the Board or an authorized committee thereof or Remora has determined reflects the then-current (as of a time within 48 hours, excluding Sundays and holidays) NAV per share of our Common Stock, which is based upon the NAV per share of our Common Stock disclosed in the most recent periodic report filed with the SEC, as adjusted to reflect management’s assessment of any material change in the NAV per share of our Common Stock since the date of the most recently disclosed NAV, and (ii) the offering price of the shares of our Common Stock in the proposed offering.

These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records are maintained with other records that we are required to maintain under the 1940 Act.

Certain BDC Regulation Considerations

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which includes annual and quarterly reporting requirements.

Governance

We are a corporation and, as such, are governed by a board of directors. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business to cease to be, or to withdraw our election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

Ownership Restrictions

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

○	is organized under the laws of, and has its principal place of business in, the United States;

○	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

○	satisfies any of the following:

■	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

■	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

■	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

●	Securities of any eligible portfolio company that we control.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

●	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, subject to certain conditions. We intend to meet such requirements, meaning that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. A BDC may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to collectively as “temporary investments,” such that at least 70% of our assets are qualifying assets. When investing in temporary investments, we will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security, and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, to qualify as a RIC for federal income tax purposes, we must meet certain diversification requirements, which will typically mandate that we limit the amount we invest with any one counterparty.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to certain conditions, after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or the repurchasing of such securities or shares unless we meet the 150% asset coverage ratio requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the applicable asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shares (one share, one vote); and (ii) preferred shareholders must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

A BDC and its investment adviser must adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Other Considerations

BDCs are not generally able to issue and sell shares of their common stock at a price below NAV per share. A BDC may, however, issue and sell shares of its common stock at a price below the then-current NAV per share of the BDC’s common stock, or issue and sell warrants, options or rights to acquire such shares of the BDC’s common stock at a price below the then-current NAV per share of the BDC’s common stock, if the board of directors of the BDC determines that such sale is in the BDC’s best interest and in the best interests of the BDC’s shareholders, and the BDC’s shareholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the board of directors of the BDC, closely approximates the market value of such securities.

BDCs are also prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the BDC’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of the board of directors of the BDC who are not “interested persons” of the BDC and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

BDCs are periodically examined by the SEC for compliance with the 1940 Act.

BDCs are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC against larceny and embezzlement.

BDCs and their investment advisers are required to adopt and implement written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. BDCs are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Certain ERISA Considerations

General Fiduciary Rules

Investments by employee benefit plans or trusts subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (such plans or trusts referred to herein as “ERISA Plans”), are subject to ERISA’s general fiduciary requirements, including the requirements of investment prudence and diversification, requirements relating to the delegation of investment authority and the requirement that an ERISA Plan’s investment be made in accordance with the documents governing the ERISA Plan. Plan fiduciaries must give appropriate consideration to, among other things, the role that an investment in the BDC’s stock has in the ERISA Plan’s investment portfolio, taking into account the ERISA Plan’s purposes, the risk of loss and the potential return with respect to such investment, the composition of the ERISA Plan’s portfolio, the liquidity and current return of the total portfolio relative to the anticipated cash flow needs of the Plan and the projected return of the portfolio relative to the ERISA Plan’s investment objectives. Keogh plans covering only self-employed individuals (“Keogh Plans”), individual retirement accounts (“IRAs”) and other non-ERISA Plan investors should also consider whether an investment in the BDC’s stock is appropriate for their Keogh Plan, IRA or other non-ERISA Plan.

Prohibited Transactions

ERISA generally prohibits a fiduciary from causing an ERISA Plan to engage in a broad range of transactions involving the assets of the ERISA Plan and persons having a specified relationship to the ERISA Plan (“parties in interest”) unless a statutory or administrative exemption applies. Similar prohibitions are contained in Section 4975 of the Code and generally apply with respect to ERISA Plans, Keogh Plans, IRAs and other plans (each a “Plan” and collectively, “Plans”). An excise tax may be imposed pursuant to Section 4975 of the Code on persons having a specified relationship with a Plan (“disqualified persons”) with respect to prohibited transactions involving the assets of the Plan. Generally speaking, parties in interest for purposes of ERISA would also be disqualified persons under Section 4975 of the Code. Absent an exemption, the fiduciaries of a Plan should not invest in us with the assets of such Plan if Remora or any of its affiliates is a fiduciary, party in interest or disqualified person with respect to the assets of such Plan. In addition, any insurance company proposing to invest assets of its general account in our Common Stock or Preferred Stock should consider the extent that such investment would be subject to the requirements of ERISA in light of the United States Supreme Court’s decision in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank and under any subsequent legislation or other guidance that has or may become available, including Section 401(c) of ERISA and the regulations promulgated thereunder.

Plan Assets

When a Plan invests in the equity of an entity such as a private BDC, Department of Labor (“DOL”) Regulation Section 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Asset Provisions”) describe what constitutes the assets of a Plan for purposes of various provisions of ERISA and Section 4975 of the Code. If a Plan invests in an equity interest that is neither a publicly offered security nor a security issued by an investment company registered under the 1940 Act, the Plan’s assets generally include both the equity interest and an undivided interest in all of the entity’s underlying assets, unless it is established that the entity is an operating company or that equity participation in the entity by Benefit Plan Investors is not “significant.” The term “Benefit Plan Investor” is defined in the Plan Asset Provisions as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the fiduciary provisions (Part 4) of Title I of ERISA, (b) any plan described in Section 4975(e)(1) of the Code, or (c) any entity whose underlying assets include plan assets by reason of a plan’s investment in the entity.

Under the Plan Asset Provisions, equity participation in an entity by Benefit Plan Investors is “significant” on any date if, immediately after the most recent acquisition of any equity interest in the entity, 25% or more of the value of any class of equity interests is held by Benefit Plan Investors. For purposes of this determination, the value of equity interests held by a person (other than a Benefit Plan Investor) who has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such a person) is disregarded (any such person, a “Controlling Person”). We anticipate that the aggregate investment in us by Benefit Plan Investors may, from time to time, equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of our equity interests. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. However, we will not knowingly approve an investment by an ERISA Plan or transfer to an ERISA Plan Investor.

Each investor is required to represent in its subscription agreement whether it is a Benefit Plan Investor and what portion of its assets (if any) comprise “plan assets” under the Plan Asset Provisions. We intend to use our commercially reasonable efforts to conduct our operations so that our assets will not be deemed to constitute “plan assets” of a Plan for purposes of the Plan Asset Provisions. However, there can be no assurance that, notwithstanding these efforts, participation by Plans will not be significant, or that our underlying assets of will not be treated as plan assets of a Plan or Plans.

Plan Asset Consequences

If our assets were to be treated as including plan assets of any Plan, this would result, among other things, in (a) the application of the prudence, loyalty, diversification, delegation of control and other fiduciary responsibility standards of ERISA to investments we make with respect to any ERISA Plan that invests in us, and (b) the possibility that certain transactions in which we have engaged or might seek to engage in could constitute prohibited transactions under ERISA and the Code with respect to any Plan that invests in us. In such an event, absent an exemption, we could be restricted from acquiring an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, if our assets were to be treated as including plan assets of any Plan, the payment of certain of the fees and/or the allocation of certain of our returns to Remora or its affiliates might constitute prohibited transactions under ERISA or the Code. If a prohibited transaction occurs for which no exemption is available, Remora and/or any other fiduciary that has engaged in the prohibited transaction may be subject to penalties and liabilities under ERISA or the Code. In addition, the party in interest or disqualified person that has participated in the non-exempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA or the Code. These excise taxes, penalties and liabilities could be substantial. In this regard, Remora anticipates that where an exemption is necessary to enable us to enter into certain transactions with parties in interest or disqualified persons, Remora may rely on the following statutory, individual or class exemptions issued by DOL.

Remora can take any action it determines in good faith to be desirable to operate us so that: (a) our assets shall not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code; and (b) Remora and its affiliates shall be in compliance with ERISA and Section 4975 of the Code, to the extent applicable. Remora’s authority to take such action includes the right to: (1) make structural, operating or other changes with respect to us, provided that such changes do not adversely affect a shareholder without such shareholder’s written consent; (2) make structural or other changes in any investment; (3) dissolve us; (4) cancel all or part of any shareholder’s uncommitted capital commitment to us; (5) require the transfer or withdrawal, in whole or in part, of a shareholder’s shares; or (6) cause us to exercise our limited exclusion right to exclude a shareholder from purchasing securities from us on any drawdown date if, in our reasonable discretion, there is a substantial likelihood that such shareholder’s purchase of securities would, among other things, cause the investments of investors which are Plans to be “significant” and our assets to be considered “plan assets” under ERISA or Section 4975 of the Code.

Sarbanes-Oxley Act

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we generally are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm, should we become an accelerated filer; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply therewith.

JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

●	the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement;

●	the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our shares of common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an “accelerated filer,” as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Remora. The proxy voting policies and procedures of Remora are described below. The guidelines are reviewed periodically by Remora and our Independent Directors and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to Remora.

As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients. These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

We will seek to vote all proxies relating to our clients’ securities in the best interest of our clients’ shareholders. We will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We recognize the importance of maintaining the privacy of any nonpublic personal information we receive with respect to each investor. While providing management services to us, Remora collects nonpublic personal information about shareholders from their subscription agreements and the certificates and exhibits thereto that each shareholder submits to Remora. Remora may also collect nonpublic personal information about each shareholder from conversations and correspondence between each shareholder and Remora, both prior to and during the course of each shareholder’s investment in us. Remora treats all of the nonpublic personal information it receives with respect to each shareholder as confidential. Remora restricts access to such information to those employees, affiliates and agents who need to know the information in order for Remora to determine whether each shareholder meets the regulatory requirements for an investment in us and to provide ongoing management services to us. Remora does not disclose any nonpublic personal information about any investor to any third parties, other than its agents, representatives and/or affiliates, or as permitted or required by law.

Certain U.S. Federal Income Tax Considerations

The following summary is intended to provide general information only and is not intended as tax advice to any shareholder. The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “U.S. Treasury Regulations,” each as in effect as of the date of this Annual Report on Form 10-K.

These provisions are subject to differing interpretations and may change at any time by legislative or administrative action, and any change may be retroactive, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impacts shareholders. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special U.S. federal income tax rules, such as financial institutions, broker-dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, Persons holding our Shares in connection with a hedging, straddle, conversion or other integrated transaction, Persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, or certain former citizens or long-term residents of the United States. This discussion also does not address any aspects of U.S. federal estate or gift tax, or non-U.S., state or local taxes. This discussion assumes that our shareholders hold their Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (“IRS”) regarding any matter discussed herein.

For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of Shares who is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation, or other entity treated as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is subject to U.S. federal income tax, regardless of its source; or

●	a trust (i) the administration of which is subject to the primary supervision of a U.S. court and that has one or more “United States persons” (within the meaning of the Code) who have the authority to control all substantial decisions of the trust or (ii) that has made a valid election under applicable U.S. Treasury Regulations to be treated as a “United States person” (within the meaning of the Code).

For purposes of this discussion, a “Non-U.S. shareholder” is a beneficial owner of Shares for U.S. federal income tax purposes who is neither a U.S. shareholder nor a partnership (or other entity or arrangement classified as a partnership) for U.S. federal income tax purposes. If an entity or other arrangement classified as a partnership for U.S. federal income tax purposes holds our Shares, the U.S. federal income tax treatment of the partnership and each partner generally will depend on the status of the partner, and the activities of the partnership. A partnership, and each partner in such partnership, holding or considering an investment in our Shares is urged to consult its own tax advisors regarding the U.S. federal income tax consequences of an investment in our Shares.

Tax matters are very complicated and the tax consequences to each shareholder of the ownership and disposition of Shares will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of Shares to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

U.S. Federal Income Taxation of the Company

As a BDC, we intend to elect to be treated as a RIC under subchapter M of the Code and intend to qualify for treatment as a RIC for U.S. federal income tax purposes annually thereafter. However, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. To qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy the requirements discussed below.

Domestic Corporation Requirement. The domestic corporation requirement generally will be satisfied if we are classified as a corporation created or organized in or under the laws of the United States, any state thereof, or the District of Columbia for U.S. federal income tax purposes.

Registration Requirement. The registration requirement generally will be satisfied if we have in effect an election to be treated as a BDC on every day of our taxable year.

Election Requirement. The election requirement generally will be satisfied if we elect to be treated as a RIC by computing our taxable income as a RIC in our U.S. federal income tax return or did so with respect to a previous taxable year.

Source-of-Income Requirement. The source-of-income requirement generally will be satisfied if we derive at least 90% of our gross income for each taxable year from dividends; interest; payments with respect to certain securities loans; gains from the sale or other disposition of stock or other securities or foreign currency; other income (including, but not limited to, gains from options, futures, or forward contracts) derived with respect to our business of investing in the aforementioned stock, securities, or currencies; or net income derived from an interest in a “qualified publicly traded partnership” (the “Source-of-Income Requirement”).

Diversification Requirement. The Diversification Requirement (as defined below) will be met if we diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership,” as that term is defined in the Code); and

●	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer (ii) the securities, other than securities of other RICs, of two or more issuers that we control, as determined under applicable tax rules, and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Requirement”).

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Requirement described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available (“SEC Certification”). We have not sought SEC Certification, but it is possible that we may seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described in the first bullet above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.

Distribution Requirement. The Distribution Requirement (as defined below) is satisfied if we timely distribute (or are deemed to timely distribute) to our shareholders an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income (the “Distribution Requirement”).

As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We intend to distribute annually all or substantially all of such income. To the extent we meet the Distribution Requirement for a taxable year but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate U.S. federal income tax, including the 4% U.S. federal excise tax described below.

As a RIC, we are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

●	98% of our net ordinary income (not taking into account any capital gains or losses) for the calendar year;

●	98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

●	certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”).

While we intend to distribute any income and capital gains in order to satisfy the Excise Tax Distribution Requirement, we may not be successful in entirely avoiding the imposition of this tax. In that case, we will be liable for the 4% U.S. federal excise tax only on the amount by which we do not meet the Excise Tax Distribution Requirement.

We are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirement and the Excise Tax Distribution Requirement. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while any senior securities are outstanding, unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet either the Distribution Requirement or the Excise Tax Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC for U.S. federal income purposes, including the Diversification Requirement. If we dispose of assets in order to meet the Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through the shareholders of a RIC. In addition, expenses can be used to offset only investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC for U.S. Federal Income Tax Purposes

We intend to elect to be treated as a RIC for U.S. federal income tax purposes, and we intend to qualify as a RIC annually; however, no assurance can be provided that we will qualify as a RIC for U.S. federal income tax purposes for any given taxable year. If we were unable to qualify for treatment as a RIC for U.S. federal income tax purposes and certain provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates, regardless of whether we make any distributions to our shareholders. In such a case, distributions would not be required to be paid, and any distributions that are paid would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividends-received deduction with respect to such dividends, and our non-corporate shareholders generally would be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. The amount of any distribution in excess of our current and accumulated earnings and profits would first be treated as a return of capital to the extent of the shareholder’s adjusted tax basis in its shares, and the amount of any distribution that is not a dividend and that exceeds the shareholder’s adjusted tax basis in its shares would be treated as capital gain. To re-qualify as a RIC for U.S. federal income tax purposes in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC by the end of the first year that we intend to re-qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in appreciation on the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax imposed at corporate rates on such built-in gain at the time of our requalification as a RIC. The remainder of this discussion assumes that we qualify as a RIC for U.S. federal income tax purposes for each taxable year.

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction; (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income; (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur for U.S. federal income tax purposes; (vi) adversely alter the U.S. federal income tax characterization of certain complex financial transactions and (vii) produce income that will not satisfy the Source-of-Income Requirement. We monitor our transactions, may make certain U.S. federal income tax elections, and may be required to borrow money or dispose of securities in order to mitigate the effect of these rules and to prevent our disqualification as a RIC for U.S. federal income tax purposes; however, there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income for U.S. federal income tax purposes prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, debt issued with warrants), we must include in taxable income for U.S. federal income tax purposes each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Distribution Requirement and to satisfy the Excise Tax Distribution Requirement, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us for U.S. federal income tax purposes from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not expect to satisfy the applicable requirements that would permit us to pass through to our shareholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by it to its shareholders. In lieu of the increased income tax and deferred tax interest charges on excess distributions on and dispositions of a PFIC’s shares, we can elect to treat the underlying PFIC as a “qualified electing fund,” provided that the PFIC agrees to provide us with adequate information regarding its annual results and other aspects of its operations. With a “qualified electing fund” election in place, we must include in our income each year our proportionate share (whether distributed or not) of the ordinary earnings and net capital gain of a PFIC. In the alternative, we can elect, under certain conditions, to mark-to-market at the end of each taxable year our PFIC shares. We would recognize as ordinary income any increase in the value of the PFIC shares and as an ordinary loss (up to any prior income resulting from the mark-to-market election) any decrease in the value of the PFIC shares. With a “mark-to-market” or “qualified electing fund” election in place on a PFIC, we might be required to recognize in a year income in excess of its actual distributions on and proceeds from dispositions of the PFIC’s shares. Any such income would be subject to the Distribution Requirement and would be taken into account for purposes of the Excise Tax Distribution Requirement). No assurances can be given that any “qualified electing fund” election will be available or that, if available, we will make such an election.

Income inclusions from a qualified electing fund will be “good income” for purposes of the Source-of-Income Requirement provided that the qualified electing fund distributes such income to us in the same taxable year to which the income is included in our income or the income is derived in connection with the Company’s business of investing in stocks and securities.

Controlled Foreign Corporations. If we hold more than 10% of the shares in a Non-U.S. corporation that is treated as a controlled foreign corporation, or a “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income for U.S. federal income tax purposes) each year from such Non-U.S. corporation in an amount equal to our pro rata share of certain of the Non-U.S. corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the Non-U.S. corporation makes an actual distribution during such year. In general, a Non-U.S. corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly, or by attribution) by U.S. shareholders. For this purpose, a “U.S. shareholder” is any United States person (within the meaning of the Code) who possesses (directly, indirectly, or by attribution) either (a) 10% or more of the total combined voting power or (b) 10% or more of the total value of all classes of shares of a Non-U.S. corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income, regardless of whether we receive any actual distributions from such CFC. We must distribute such income to satisfy the Distribution Requirement and the income will be taken into account for purposes of the Excise Tax Distribution Requirement.

Income inclusions from a CFC will be “good income” for purposes of the Source-of-Income Requirement, provided that they are derived in connection with our business of investing in stocks and securities or the CFC distributes such income to us in the same taxable year to which the income is included in our income.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on the disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.

U.S. Federal Income Taxation of U.S. Shareholders

Our distributions generally are taxable to U.S. shareholders as either ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income, plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current and/or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our Common Stock pursuant to our dividend reinvestment program. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from certain U.S. corporations and certain qualified foreign corporations, such distributions (“Qualified Dividends”) may be eligible for a maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that our distributions generally will not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualified Dividends.

Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains, which are currently taxable at a maximum rate of 20% in the case of individuals or estates, regardless of the U.S. shareholder’s holding period for his, her or its shares, and regardless of whether paid in cash or reinvested in additional shares of our Common Stock pursuant to our dividend reinvestment program. The amount of a distribution in excess of our current and accumulated earnings and profits first reduces a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s shares to the extent thereof (but not below zero), and the amount of a distribution that is not a dividend and is in excess of a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s shares is treated as capital gain to such U.S. shareholder.

Shareholders receiving dividends or distributions in the form of additional shares purchased in the market generally should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the shareholders receiving cash dividends or distributions will receive and should have a tax basis in the shares of our Common Stock received equal to such amount. Shareholders receiving dividends in newly issued shares of our Common Stock generally will be treated as receiving a distribution equal to the value of the shares of our Common Stock received and should have a tax basis in the shares of our Common Stock equal to such amount.

Although we currently intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit or refund, as the case may be, for the U.S. federal income tax so deemed to have been paid by the U.S. shareholder. Additionally, the U.S. shareholder may be entitled to increase its adjusted tax basis in its shares by the difference between the amount of includible gains and the tax deemed paid by the U.S. shareholder. Since we expect to pay U.S. federal income tax on any retained capital gains at our regular corporate-level U.S. federal income tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of U.S. federal income tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the U.S. federal income tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide investors with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as a Qualified Dividend) and capital gain dividends by January 31. For purposes of determining (1) whether the Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay investors a dividend in January which was declared in the previous October, November, or December to shareholders of record on a specified date in one of these months, then the dividend will be treated for U.S. federal income tax purposes as being paid by us and received by investors on December 31 of the year in which the dividend was declared. If a shareholder purchases shares shortly before the record date of a distribution, the price of the will include the value of the distribution and the shareholder will be subject to U.S. federal income tax on the distribution even though it represents a return of its investment.

The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, we intend each year to allocate capital gain dividends, if any, between our shares of Common Stock and shares of Preferred Stock in proportion to the total dividends paid to each class with respect to such tax year.

Dividend Reinvestment Program. We have adopted a dividend reinvestment program that provides for reinvestment of our dividends and other distributions on behalf of holders of our Common Stock when a shareholder opts into the program by providing us with notice. See “Distributions; Dividend Reinvestment Program.” Any distributions reinvested under the dividend reinvestment program will nevertheless remain taxable to the U.S. shareholder. The U.S. shareholder will have an adjusted tax basis in the additional shares of our Common Stock purchased through the dividend reinvestment program equal to the amount of the reinvested distribution. The shares of our Common Stock will have a new holding period commencing on the day following the day on which the shares of our Common Stock are credited to the U.S. shareholder’s account.

Dispositions. A U.S. shareholder generally will recognize capital gain or loss on the sale, exchange, or other taxable disposition of shares in an amount equal to the difference between the U.S. shareholder’s adjusted tax basis in the shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on the disposition of shares will result in capital gain or loss to a U.S. shareholder, and will be a long-term capital gain or loss, if the shares have been held for more than one year at the time of sale. Otherwise, it will be classified as short-term capital gain or loss. However, any loss recognized by a U.S. shareholder upon the disposition of shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. A loss recognized by a U.S. shareholder on a disposition of shares will be disallowed as a deduction, if the U.S. shareholder acquires additional shares (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed of. In this case, the tax basis of the shares acquired will be adjusted to reflect the disallowed loss.

Reportable Transaction Disclosure. In certain circumstances, the Code, applicable U.S. Treasury Regulations, and certain IRS administrative guidance require that the IRS be notified of taxable transactions through a disclosure statement attached to a taxpayer’s U.S. federal income tax return. In general, if a U.S. shareholder recognizes a loss with respect to shares of $2 million or more for a U.S. shareholder who is an individual, S corporation, trust, or partnership with at least one non-corporate partner, or $10 million or more for a U.S. shareholder who is a corporation or a partnership with solely corporate partners, in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886 (or a successor form). Direct U.S. shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these authorities does not affect the determination of whether the taxpayer’s treatment of the loss is proper for U.S. federal income tax purposes. Significant penalties may be imposed in connection with a failure to comply with these reporting requirements. U.S. shareholders should consult their own tax advisors to determine the applicability of these authorities in light of their individual circumstances.

Backup Withholding. We are required in certain circumstances to backup withhold for U.S. federal income tax purposes, currently at a rate of 24%, on taxable dividends or distributions paid to certain non-corporate U.S. shareholders who do not furnish us or the dividend-paying agent with their correct U.S. taxpayer identification number (“U.S. TIN”) (in the case of individuals, generally, their U.S. Social Security Number) and certain certifications, or who are otherwise subject to backup withholding for U.S. federal income tax purposes. Backup withholding is not an additional U.S. federal income tax. Any amounts withheld from payments made to investors may be refunded or credited against their U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Publicly Offered RIC. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We intend to qualify as a publicly offered RIC; however, we may not qualify as a publicly offered RIC for U.S. federal income tax purposes for future taxable years. If we are not treated as a publicly offered RIC for any period, a non-corporate U.S. shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to such U.S. shareholder, and such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses, which will be treated as miscellaneous itemized deductions by such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust, or estate.

U.S. Federal Income Taxation of Tax-Exempt U.S. Shareholders. A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes, and therefore generally exempt from U.S. federal income tax, may nevertheless be subject to U.S. federal income tax to the extent that it is considered to derive “unrelated business taxable income” (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities we propose to conduct could give rise to UBTI. However, we will be classified as a corporation for U.S. federal income tax purposes. Consequently, our business activities generally will not be attributed to the U.S. shareholders for purposes of determining their treatment under U.S. federal income tax laws. Therefore, a tax-exempt U.S. shareholder generally should not be subject to U.S. federal income tax solely as a result of the U.S. shareholder’s ownership of shares and receipt of dividends with respect to such shares. Moreover, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt shareholders and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the U.S. federal income tax treatment of dividends payable to tax- exempt shareholders could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, which could result in a tax- exempt U.S. shareholder recognizing income that would be treated as UBTI.

U.S. Federal Income Taxation of Non-U.S. Shareholders

The following discussion only applies to certain Non-U.S. shareholders. Whether an investment in our Shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in our Shares by a Non-U.S. shareholder may have adverse U.S federal income tax consequences. Non-U.S. shareholders should consult their own tax advisors before investing in our Shares.

In general, distributions of our “investment company taxable income” to Non-U.S. shareholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. shareholders directly) generally are subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. This 30% U.S. federal income tax generally is collected by withholding at the source of payment. However, no withholding is required with respect to certain distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends, and (iii) certain other requirements are satisfied. We anticipate that a significant amount of our dividends will qualify as “interest-related dividends” or “short-term capital gain dividends.” Therefore, our distributions of our investment company taxable income generally will not be subject to withholding of U.S. federal tax. No assurance can be provided, however, that any of our distributions will qualify for this exemption from withholding.

If a distribution is effectively connected with the conduct of a trade or business in the United States (a “U.S. trade or business”) by the Non-U.S. shareholder (and, if an income tax treaty applies, is attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), we will not be required to withhold U.S. federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distribution will be subject to U.S. federal income tax imposed at the rates applicable to U.S. shareholders. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, if properly reported by us as capital gains dividends, and gains realized by a Non-U.S. shareholder upon the sale or redemption of our Shares, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States). In addition, in the case of an individual, such net capital gains and gains realized by a Non-U.S. shareholder upon the sale or redemption of our Shares may be subject to U.S. federal income tax if the Non-U.S. shareholder was present in the United States for 183 days or more during the taxable year of the distribution or gain and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Non-U.S. shareholder’s allocable share of the U.S. federal income tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number (“TIN”) and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. TIN or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange, redemption, or other taxable disposition of our Shares, are effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. federal income tax, on a net income basis, in the same manner, and at the rates applicable to, a U.S. shareholder. For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of our Shares that are effectively connected with the conduct of a U.S. trade or business (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty). Accordingly, investment in our shares of common stock may not be appropriate for certain Non-U.S. shareholders.

Non-U.S. shareholders will generally not be subject to U.S. federal income tax or withholding tax with respect to gain recognized on the sale or other disposition of our Shares.

Under the dividend reinvestment program, our shareholders who have “opted in” to our dividend reinvestment program will have their cash distributions on our Common Stock automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. If the distribution is a distribution of our investment company taxable income and is not properly reported by us as a “short-term capital gains dividend” or “interest-related dividend,” the amount distributed and treated as a dividend for U.S. federal income tax purposes (i.e., to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax as described above, and only the net after-tax amount will be reinvested in our shares of Common Stock. If the distribution is effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, is attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), generally the full amount of the distribution will be reinvested in the dividend reinvestment program and will be subject to U.S. federal income tax at the ordinary income tax rates applicable to U.S. shareholders. The Non-U.S. shareholder will have an adjusted tax basis in the additional shares of Common Stock purchased through the dividend reinvestment program equal to the amount reinvested. The additional shares of Common Stock will have a new holding period commencing on the day following the day on which the shares of our Common Stock are credited to the Non-U.S. shareholder’s account.

Non-U.S. shareholders should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our Shares.

If we were unable to qualify as a RIC for U.S. federal income tax purposes, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as “interest-related dividends,” “short-term capital gain dividends,” or “capital gain dividends.” As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) would be subject to the 30% (or reduced applicable income tax treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s shares subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC for U.S. federal income tax purposes, see “Failure to Qualify as a RIC for U.S. Federal Income Tax Purposes” above.

Backup Withholding

We must generally report to our Non-U.S. shareholders and the IRS on an IRS Form 1042-S the amount of dividends paid to any documented Non-U.S. shareholder during each calendar year and the amount of any tax withheld. Information reporting requirements may apply even if no withholding was required because the distributions were effectively connected with the Non-U.S. shareholder’s conduct of a U.S. trade or business or withholding was reduced or eliminated by an applicable income tax treaty. Copies of these information returns also may be made available under a specific treaty or agreement with the tax authorities in the country in which the Non-U.S. shareholder is resident for tax purposes. Under U.S. federal income tax law, interest, dividends and other reportable payments may, under certain circumstances, be subject to “backup withholding” at the then-applicable rate (currently 24%). Backup withholding, however, generally will not apply to distributions to a Non-U.S. shareholder, provided the Non-U.S. shareholder furnishes to us the required certification as to its non-U.S. status, such as by providing a valid IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) establishing that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding. Backup withholding is not an additional tax but can be credited against a Non-U.S. shareholder’s U.S. federal income tax and may be refunded to the extent it results in an overpayment of tax and the appropriate information is timely supplied to the IRS.

Non-U.S. shareholders are urged to consult their tax advisors regarding the application of information reporting and backup withholding in their particular situations, the availability of an exemption therefrom, and the procedures for obtaining such an exemption, if available.

FATCA

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”), unless such FFIs either: (i) enter into an agreement with the U.S. Department of the Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners); or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, such as the Shares, the U.S. Treasury Department has indicated its intent to eliminate this requirement in proposed U.S. Treasury Regulations, which state that taxpayers may rely on the proposed U.S. Treasury Regulations until final regulations are issued. The information required to be reported includes the identity and U.S. TIN of each account holder that is a specified U.S. person and certain financial information associated with the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs, unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their shares, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their shares. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisors with respect to the FATCA consequences of an investment in our Shares.

Available Information

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth below.

Risks Relating to Our Business and Structure

●	We have a limited operating history, and we are subject to the business risks associated with recently formed businesses.

●	We are dependent upon key personnel of Remora, the Sub-Advisers and our loan sourcing partners, including Eldridge, for our future success. If any of these entities were to lose any of their key personnel, our ability to achieve our investment objectives could be significantly harmed.

●	Our business model depends to a significant extent upon strong relationships with our Sub-Advisers and loan sourcing partners, including Eldridge, and their referral relationships. Any inability of these entities to maintain or develop their referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	There are significant potential conflicts of interest that could negatively affect our investment returns.

●	We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.

●	Legislative or regulatory tax changes could have an adverse impact on us and our stockholders.

Risks Related to Our Operations

●	Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

●	Our ability to enter into certain transactions with our affiliates is restricted, which may limit the scope of investments available to us.

●	The involvement of our interested directors in the valuation process may create conflicts of interest.

●	If we fail to maintain our status as a BDC, our business could be affected and our operating flexibility could be significantly reduced.

●	We may experience fluctuations in our annual and quarterly operating results.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

●	The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Risks Related to Our Investments

●	Our business and our portfolio companies may be susceptible to economic slowdowns or recessions, which would harm our operating results.

●	Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

●	We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

●	Our investments in the private debt of private portfolio companies, especially smaller companies, are risky, and we could lose all or part of our investment.

●	The lack of liquidity in our investments may adversely affect our business.

●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

Risks Relating to Our Securities

●	Investing in our securities may involve an above average degree of risk.

●	There is currently no public market for our capital stock, and the liquidity of your investment is limited.

●	Dividend payments on our Shares are not guaranteed.

●	Holders of the Preferred Stock will be subject to inflation risk.

General Risk Factors

●	Global economic, political and market conditions and uncertainty therein may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

●	Increased geopolitical unrest, terrorist attacks, or acts of war, including the current conflicts in the middle east and between Russia and Ukraine may impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

●	Any public health emergency, any outbreak of existing or new pandemics or epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

●	We are subject to risks associated with downgrades in the U.S. credit rating, as well as any government shutdown.

RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such a case, the net asset value of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history, and we are subject to the business risks associated with recently formed businesses.

We are a new entity with limited operating history, and we have limited financial information on which a prospective investor can evaluate an investment in us or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective, and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experience of our officers and management, including the investment and financial experience of Remora personnel, will increase the likelihood that Remora will be able to manage us successfully, there can be no assurance that this will be the case.

In addition, because we have elected to be regulated as a BDC and intend to elect and to qualify annually as a RIC, we will be subject to certain regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Remora does not have any prior experience operating under this regulatory framework, and we may incur substantial costs and expend significant time or other resources to operate under this regulatory framework. Additionally, the results of any other funds and accounts managed now or in the past by Remora or their affiliates are not indicative of the results that we may achieve.

We are dependent upon key personnel of Remora, the Sub-Advisers and our loan sourcing partners, including Eldridge, for our future success. If any of these entities were to lose any of their key personnel, our ability to achieve our investment objectives could be significantly harmed.

We depend on the financial and managerial expertise of Remora and the Sub-Advisers, as well as the diligence, skill and network of business contacts of the senior investment professionals of each of Remora and the Sub-Advisers and our loan sourcing partners, including Eldridge, to achieve our investment objectives.

Remora and the Sub-Advisers’ respective teams of investment professionals evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Management Agreement and each Sub-Advisory Agreement, respectively. We can offer no assurance, however, that Remora’s and each of the Sub-Advisers’ investment professionals will continue to provide investment advice to us, or that such personnel will continue to remain employed with the respective investment manager throughout our life. The loss of key individuals employed by Remora, including Messrs. Mafrice, Altman, or Kyriopoulos, or the Sub-Advisers’ investment personnel, could have a material adverse effect on our performance. If these individuals do not maintain their existing relationships with the respective manager, or the respective manager does not develop new relationships with other professionals, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of Remora have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

Remora and the Sub-Advisers (subject to Remora’s supervision under each Sub-Advisory Agreement) have primary responsibility for ongoing research, recommendations, and portfolio management regarding our investment portfolio. The loss of any senior investment professionals of Remora or any other senior investment professionals of the Sub-Advisers may limit our ability to achieve our investment objectives and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong relationships with our Sub-Advisers, our loan sourcing partners, including Eldridge, and their respective referral relationships. Any inability of these entities to maintain or develop their referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals at each Sub-Adviser and loan sourcing partner, including Eldridge, to maintain their relationships with lending sources, private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we will rely upon these relationships to provide us with potential investment opportunities. If these entities fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, or fail to present us with investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom senior investment professionals at these entities have relationships are not obligated to provide them with investment opportunities and these entities are not obligated to present us with investment opportunities, and we can offer no assurance that they will generate investment opportunities for us in the future.

Our financial condition and results of operations depend on Remora and the Sub-Advisers’ ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on Remora and the Sub-Advisers’ abilities to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. Accomplishing our investment objective on a cost-effective basis will largely be a function of Remora’s and the Sub-Advisers’ handling of their respective investment processes, their ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Investment Management Agreement, Remora’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow our rate of investment.

Even if we are able to grow and build upon our initial investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations. Our results of operations depend on many factors, including, but not limited to, the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

In addition, our ability to achieve our investment objective will depend in substantial part on Remora’s ability to effectively engage qualified service providers and/or sub-managers to provide loan sourcing, origination, and other services to us. There can be no guarantee Remora will be able to engage or retain such services on terms and conditions favorable to us, or at all. Such failure could have a material impact on our business, financial condition, and results of operations. Further, because we will rely on these service providers, including the Sub-Advisers and loan sourcing partners like Eldridge, to originate and diligence prospective portfolio investments, any failure of such service providers to source appropriate investments for us could hamper our ability to deploy capital, which could have a negative impact on our business, financial condition, and results of operations.

There are significant potential conflicts of interest that could negatively affect our investment returns.

Remora will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: compensation to Remora; services that may be provided by Remora to issuers in which we may invest; the formation of additional investment funds managed by Remora and/or its affiliates; and restrictions on Remora’s use of “inside information” with respect to potential investments by us.

Remora will receive substantial fees from us in return for its services, which may include certain Incentive Fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell and the greater the risk assumed by us with respect to our investments, including using leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to Remora. These compensation arrangements could affect Remora’s judgment with respect to offerings of equity, incurrence of debt and investments made by us, which allow Remora to earn increased asset management fees.

Personnel of Remora and the Sub-Advisers may serve as officers, directors, members, or principals of entities that operate in the same or a related line of business as us, or of investment funds, accounts, or investment vehicles managed by Remora or the Sub-Advisers. Similarly, Remora, the Sub-Advisers, and their affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.

In addition, there may be times when Remora, the Sub-Advisers and their investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. Although Remora and the Sub-Advisers will endeavor to handle these investment and other decisions in a fair and equitable manner, we could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by Remora and the Sub-Advisers on our behalf, we are unable to monitor these potential conflicts of interest between us, Remora and the Sub-Advisers; however, the Board, including the Independent Directors, will review conflicts of interest in connection with its review of the performance of Remora and the Sub-Advisers. As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, Adviser, Sub-Advisers, principal underwriters and certain of their affiliates, without the prior approval of the Independent Directors and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The compensation we pay Remora was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we pay to Remora was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than if the respective agreements had been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Investment Management Agreement because of our desire to maintain our ongoing relationship with Remora and its affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our shareholders.

The senior investment professionals and other investment team members of Remora and the Sub-Advisers may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment professionals and other investment team members of Remora and the Sub-Advisers may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The fee structure under the Investment Management Agreement may induce Remora to make investments on our behalf that are risky or more speculative than would be the case in other such compensation arrangements.

The fees payable by us to Remora under the Investment Management Agreement may create an incentive for Remora to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. These compensation arrangements could affect Remora’s or its affiliates’ judgment with respect to investments made by us, which could allow Remora to earn increased Management Fees and Incentive Fees.

The way in which the Incentive Fee is calculated may encourage Remora to use leverage to increase the leveraged return on our investment portfolio. In addition, the “catch-up” portion of the Incentive Fee may encourage Remora to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts. Further, the fact that our Management Fee will be payable based upon the par value of our assets may encourage Remora to use leverage to make additional investments. Such a practice could make such investments riskier than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

The structure of the Incentive Fee may induce Remora to purchase assets with borrowed funds, to pursue speculative investments and to use leverage when it may be unwise to do so.

The Incentive Fee payable by us to Remora under the Investment Management Agreement may create an incentive for Remora to purchase assets with borrowed funds when it is unwise to do so, or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. For example, a portion of the Incentive Fee payable to Remora is calculated based on a percentage of our return on invested capital. The Incentive Fee arrangement may encourage Remora to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our Shares. In addition, Remora receives the Incentive Fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations, Remora may tend to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We cannot guarantee that the investment professionals of Remora or the Sub-Advisers will spend all of their time dedicated to us and our operations, which could affect our returns.

Subject to the terms of the Investment Management Agreement and Sub-Advisory Agreements, as applicable, the investment professionals and other employees of Remora and the Sub-Advisers will be permitted to spend a portion of their business time on activities other than us and our investments. As a result, such persons may spend less time on our activities than may be required under certain circumstances and, subject to the terms of the Investment Management Agreement and Sub-Advisory Agreements, as applicable, they may spend a portion of their time on behalf of funds or accounts which may invest in the same kind of investments being targeted by us.

Employees of affiliates of Remora may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to Remora or its affiliates.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the Source-of-Income Requirement, Diversification Requirement and Distribution Requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Sub-Advisers or their affiliates. Although the Sub-Advisers will allocate opportunities in accordance with their policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us, and the Sub-Advisers are under no obligation to present us with investment opportunities.

We may be limited in the number of investments we make, thereby impacting our returns.

Remora will endeavor to diversify our investments; however, difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on us if our investments are limited to those areas, which would result in lower investment returns. This lack of diversification may expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in a particular investment category. If we hold investments limited to a particular issuer, security, asset class, sector or geographic region, we may be more susceptible than a more widely diversified portfolio to the negative consequences of a single corporate, economic, political, or regulatory event. Accordingly, a lack of diversification could adversely affect our performance.

Conflicts of interest may arise with respect to our service providers.

Conflicts of interest may exist with respect to Remora’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of our transactions. When engaging these services, Remora may take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that Remora deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to Remora but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence Remora’s selection of service providers and financing sources.

In addition, Remora may exercise its discretion to recommend to a business in which we have made an investment that it contract for services with (i) Remora or a related person of Remora (which may include a business in which we have made an investment); (ii) an entity with which Remora or its employees has a relationship or from which Remora otherwise derives financial or other benefits, including relationships with joint venturers or co-venturers; or (iii) certain investors (including shareholders) or its affiliates. Such relationships may influence decisions that Remora makes with respect to us. Remora has a potential incentive to make recommendations because of its financial or other business interests. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at a lesser cost.

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.

To qualify and maintain our qualification as a RIC under subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The Source-of-Income Requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” (as defined in the Code). The Distribution Requirement for a RIC generally will be satisfied if we timely distribute (or are deemed to timely distribute) at least 90% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, to our stockholders. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, become subject to U.S. federal income tax imposed at corporate rates. To maintain our tax treatment as a RIC, we must also meet the Diversification Requirement, which will be satisfied if at the end of each quarter of our taxable year (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets are invested in securities of (a) any one issuer (other than U.S. government securities and securities of other RICs), of one issuer, (b) the securities, other than securities of other RICs of any two or more issuers that are controlled, as determined under the applicable Code rules, by us and are engaged in the same or similar or related trades or businesses, or (c) the securities of one or more “qualified publicly traded partnerships,” as defined by the Code. Failure to meet these tests may result in us having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the Diversification Requirement or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

Legislative or regulatory tax changes could have an adverse impact on us and our stockholders.

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including impacts to our ability to qualify as a RIC, or otherwise impact the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will be required to include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Distribution Requirement. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet the Distribution Requirement. If we are not able to obtain such cash from other sources, we may fail to qualify and thereafter maintain our tax treatment as a RIC and thus may be subject to U.S. federal income tax at corporate rates.

We are subject to risks related to investments with PIK and OID features.

We may invest in securities with PIK interest and OID features, which are subject to unique and differentiated risks. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. However, interest payments that are deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. Further, PIK instruments may have unreliable valuations, as the accrual of such interest requires judgments about the ultimate collectability of the deferred payments and value of associated collateral. Similarly, the market price of OID instruments tends to be more volatile, as they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

Investing in securities with PIK or OID features may provide certain benefits to Remora and the Sub-Advisers that are not present in securities without these features, as they may result in increased management fees and incentive compensation, including as a result of volatile or uncertain valuations as described above.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We have issued Preferred Stock in the past and may issue debt securities or further series of preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we are able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. Further, any amounts that we use to service our indebtedness would not be available for distributions to our stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are generally not able to issue and sell our Common Stock at a price below NAV per share without first obtaining required approvals of our stockholders and Independent Directors. Sales of Common Stock at prices below NAV per share dilute the interests of existing stockholders and have the effect of reducing our NAV per share. If we raise additional funds by issuing Common Stock, then the percentage ownership of holders of our Common Stock at that time will decrease, and they may experience dilution.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in our securities. Lenders of these funds will have fixed dollar claims on our assets that would be superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

In addition, under the terms of any borrowing facility or other debt instrument that we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our securities. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

We are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and preferred stock that we may issue (including our currently outstanding Preferred Stock), of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt until we are able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Remora’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our Credit Facility may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to qualify and maintain our qualification as a RIC under the Code. See “Provisions of our Credit Facility and any other future borrowing facility may limit our discretion in operating our business” below for further information.

Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2025, substantially all of our assets may be required to be pledged as collateral under our Credit Facility and any future financing arrangements. If we default on our obligations under such financing arrangements, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings to avoid foreclosure, and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such de-leveraging could significantly impair our ability to effectively operate our business as planned. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to our shareholders.

Provisions of our Credit Facility and any other future borrowing facility may limit our discretion in operating our business.

We use leverage for investment and operating purposes. We acquired our Credit Facility in the Formation Transaction, and we may enter into additional credit facilities in the future. To the extent we borrow money to make investments, the applicable credit facility may be backed by all or a portion of our loans and securities on which the lender will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with a lender. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lenders or their designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by any credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under any credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the credit facility or make deposits to a collection account, either of which could have a material adverse effect on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

In past economic downturns, and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur (for example as a result of a public health emergency), it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Most of our portfolio investments will be recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant judgment and estimates. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to assist in the valuation of these loans and securities. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Board’s determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our Board’s determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and an investment in our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, may require prospective or retroactive changes to our consolidated financial statements, and may identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the investment in our securities.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

Complying with Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

We are required to disclose changes made in our internal control and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We are a non-accelerated filer under the Exchange Act and an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to non-accelerated filers and emerging growth companies will make our securities less attractive to investors.

We are a non-accelerated filer under the Exchange Act and an “emerging growth company” under the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

We cannot predict if prospective investors will find our Common Stock less attractive because we rely on this exemption. If some prospective investors find our Common Stock less attractive as a result, there may be reduced interest in investing. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

We and our portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations, and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

We may expose ourselves to risks if we engage in hedging transactions.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gains if the value of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. Any inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any.

Our ability to enter into certain transactions with our affiliates is restricted, which may limit the scope of investments available to us.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our affiliates, Remora or its affiliates currently has an investment, or to make co-investments with our affiliates, Remora or its affiliates (absent exemptive relief as discussed above). Specifically, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, an order from the SEC or exemptive relief. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by Remora or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board and, in some cases, the SEC.

If a person acquires more than 25% of our voting securities, we will be prohibited from buying any security from or selling any security to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a company managed by either of Remora or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

In situations when co-investment with Remora or its affiliates’ other clients is not permitted under the 1940 Act and related rules, or existing or future staff guidance, Remora will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which any affiliate’s other client holds a controlling interest.

We are subject to risks associated with investments with unaffiliated co-investors.

We may co-invest in one or more investments with certain unaffiliated third parties, including, but not limited to, limited partners of funds or other entities that assist Remora in sourcing potential investment opportunities or its affiliates, which parties in certain cases may have different interests to ours. Such co-investments may be structured through partnerships, joint ventures or other entities. Our investments will be subject to risks in connection with third-party involvement, including the possibility that a third party may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to block action in a manner contrary to our investment objectives. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-investors. In addition, such co-investments may or may not be on substantially the same terms and conditions, and such different terms may be disadvantageous to us or to any investor participating directly or indirectly therein.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this Annual Report on Form 10-K. In connection with that determination, investment professionals from Remora provide the Audit Committee of our Board (the “Audit Committee”) with a valuation report based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Mr. Mafrice, the interested member of our Board, has a direct pecuniary interest in Remora. The participation of Remora’s investment professionals in our valuation process, and the pecuniary interest in Remora by a member of our Board, could result in a conflict of interest, as Remora’s Management Fee is based in part on the value of our loan assets, and Incentive Fees are based in part on realized gains and realized and unrealized losses.

Remora and each Sub-Adviser’s liability is limited under the Investment Management Agreement and each Sub-Advisory Agreement, respectively, and we have agreed to indemnify Remora and each Sub-Adviser against certain liabilities, which may lead Remora and the Sub-Advisers to act in a riskier manner on our behalf than it would when acting for its own account.

Under each of the Investment Management Agreement and the Sub-Advisory Agreements, Remora and the Sub-Advisers, respectively, have not assumed any responsibility to us other than to render the services called for under that agreement. They will not be responsible for any action of the Board in following or declining to follow each of Remora and the Sub-Advisers’ advice or recommendations. Under each of the Investment Management Agreement and Sub-Advisory Agreements, Remora, the Sub-Advisers, their officers, members and personnel, and any person controlling or controlled by Remora or each Sub-Adviser, will not be liable us, any of our subsidiaries, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement and Sub-Advisory Agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that Remora and the Sub-Advisers owe to us under the Investment Management Agreement and Sub-Advisory Agreements, respectively. In addition, as part of the Investment Management Agreement and Sub-Advisory Agreements, we have agreed to indemnify Remora, the Sub-Advisers and each of their officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement or Sub-Advisory Agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement and Sub-Advisory Agreements. These protections may lead Remora and the Sub-Advisers to act in a riskier manner when acting on our behalf than it would when acting for their own account.

Remora can resign as our investment adviser upon 60 days’ notice and the Sub-Advisers can terminate their respective Sub-Advisory Agreements on 60 days’ notice. We may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Remora has the right under the Investment Management Agreement to resign as our investment adviser at any time upon 60 days’ written notice, whether we have found a replacement or not. In addition, each Sub-Adviser has the right to terminate their respective Sub-Advisory Agreement at any time on 60 day’s written notice. If Remora were to resign or a Sub-Adviser were to terminate its Sub-Advisory Agreement, we may not be able to find a new investment adviser or sub-advisor, respectively, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience disruptions, and our financial condition, business and results of operations, as well as our ability to pay distributions to our stockholders, are likely to be adversely affected. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

If we fail to maintain our status as a BDC, our business could be affected and our operating flexibility could be significantly reduced.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we will acquire will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

We may experience fluctuations in our annual and quarterly operating results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money to make investments and may in the future issue additional senior securities, including additional series of Preferred Stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that changes in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In a period of rising interest rates, our cost of funds may increase, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from our investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

Rising interest rates may increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our securities less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our securities.

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.

Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate three times in 2025. Lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. Although the Federal Reserve kept the federal funds rate flat in January 2026 and March 2026, there is potential for federal funds rate cuts later in 2026. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business, making it particularly difficult for us to obtain financing at attractive rates, which could impact our ability to execute on our investment strategy.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct our business effectively.

Cybersecurity has become a priority for regulators in the U.S. and around the world. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of new technologies such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occur, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by Remora, our Sub-Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We, Remora, the Sub-Advisers and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

Our business and the business of our portfolio companies rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Remora and the Sub-Advisers’ employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Remora, the Sub-Advisers and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on us or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Risks Related to Our Investments

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions, which would harm our operating results.

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions, including those resulting from global health emergencies, and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower.

Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our business, financial condition, operating results and prospects. Also, the impairment or failure of one or more banks with whom we, our portfolio companies, Remora, and/or the Sub-Advisers transact business may inhibit our ability or that of our portfolio companies to access depository accounts. In such cases, we may be forced to delay or forgo investments, resulting in reduced performance. In the event of such a failure of a banking institution where we or one or more of our portfolio companies hold depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we and our affected portfolio companies would not recover such excess uninsured amounts. To the extent that we or such portfolio companies are impacted, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

We may invest in companies with capital structures involving significant leverage. Additionally, some of the debt positions acquired by us may be the most junior in what could be a complex capital structure, and, thus, subject us to the greatest risk of loss.

Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market, and industry developments. Furthermore, a portfolio company’s significant indebtedness could, among other things:

●	subject the portfolio company to a number of restrictive covenants, terms, and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;

●	cause even moderate reductions in operating cash flow to render the portfolio company unable to service its indebtedness, leading to the portfolio company’s bankruptcy or other reorganization and a loss of part or all of our investment;

●	give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the portfolio company’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

●	limit the portfolio company’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

●	limit the portfolio company’s ability to engage in strategic acquisitions that might be necessary to generate what we believe to be attractive returns or further growth; and

●	limit the portfolio company’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

As a result, the risk of loss associated with a leveraged portfolio company is generally greater than for companies with comparatively less debt. Accordingly, this risk could affect our returns and, in turn, our investors’ return on their investment in us.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our investments in the private debt of private portfolio companies, especially smaller companies, are risky, and we could lose all or part of our investment.

We will trade in privately placed debt investments issued by private companies (i.e., companies that have not issued publicly traded securities). Private debt investments may be in the form of loans, securities or participation interests, and may be issued in financings and recapitalizations. They also may include mezzanine, unitranche and high-yield debt securities (discussed below), which are typically issued in traditional private placements or in connection with acquisitions and other business combinations.

Privately placed debt, which includes below-investment grade or, on occasion, distressed assets, is considered to be of lower credit quality and more speculative than publicly offered debt. Unrated or low-grade debt securities are subject to greater risk of loss of principal and interest than higher-rated debt securities. Further, we may trade in debt securities that rank junior to other outstanding securities and obligations of the issuer, all or a significant portion of which may be secured by substantially all of that issuer’s assets. We also may invest in debt securities that are not protected by financial covenants or limitations on additional indebtedness.

Privately placed debt is subject to fewer reporting obligations than publicly traded securities. Further, we may invest in debt securities issued by companies with little or no operating history. Detailed information about privately placed debt necessary for a full evaluation of the securities may be less available to Remora than would be available in connection with publicly offered debt securities.

Many of the companies in which we will invest are smaller in size. While smaller companies may have potential for rapid growth, they involve higher risks. Smaller companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt securities, which may be accompanied by a deterioration in the value of any collateral. Smaller companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Generally, less information is publicly available about these companies, and they are generally not subject to the financial and other reporting requirements applicable to public companies. Smaller companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on us and, in turn, on our performance. Smaller companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Such companies also may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Due diligence and research we or our service providers conduct on our investments may be inaccurate, which could negatively impact our returns.

When conducting due diligence and investment research, Remora may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues, often on an expedited basis, to take advantage of an investment opportunity. Detailed information necessary for a full evaluation may not be available, and the financial information available to Remora may not be accurate or provided based upon accepted accounting methods. Outside consultants, legal counsel, accountants and investment banks may be involved in the due diligence and investment research process in varying degrees depending on the type of investment. There can be no assurance that these consultants will evaluate such investments accurately. Moreover, the due diligence investigation and investment research that Remora carries out with respect to any investment opportunity may: (1) not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, (2) lead to inaccurate or incomplete conclusions or (3) be manipulated by fraud. We could incur material losses as a result of the misconduct or incompetence of such individuals and/or a substantial inaccuracy in such information.

Of paramount concern in lending is the possibility of material misrepresentation or omission or fraud on the part of the borrower. Instances of fraud and other deceptive practices committed by management of certain companies in which we invest may undermine Remora’s due diligence efforts with respect to such companies. This may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability to perfect or effectuate a lien on the collateral securing the loan. Remora will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but Remora cannot guarantee such accuracy or completeness.

The lack of liquidity in our investments may adversely affect our business.

We will invest in and hold to maturity instruments that do not have a significant, or any, secondary market. In most cases, there will be no public market for the securities at the time of their acquisition. These securities generally may not be sold publicly, unless their sale is registered under applicable securities laws or an exemption from such registration requirements is available, and Remora may not be able to arrange a private sale. To the extent that there is no trading market for a portfolio investment, Remora may be unable to liquidate that investment on our behalf or may be unable to do so at a profit. Accordingly, there can be no assurance that we will realize value on our investments in a timely manner.

Due to the illiquid nature of many of our positions, as well as the uncertainty of the success of their issuers, Remora is unable to predict with confidence what the exit strategy will ultimately be for any given investment, or that one will be available. In certain instances, we may be forced to sell or exit an investment earlier than Remora would recommend due to liquidity issues or other possible factors.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	available current market data, including relevant and applicable market trading and transaction comparables;

●	applicable market yields and multiples;

●	security covenants;

●	call protection provisions;

●	information rights;

●	the nature and realizable value of any collateral;

●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

●	comparisons of financial ratios of peer companies that are public;

●	comparable merger and acquisition transactions; and

●	the principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board uses the pricing indicated by the external event to corroborate the valuation. We record decreases in the market values or fair values of our investments, as applicable, as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	preserve or enhance the value of our investment.

We generally have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with the requirements of the 1940 Act or the desire to qualify or maintain our qualification as a RIC.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make shareholder distributions.

The ability of issuers to prepay our investments will vary. We will experience a loss if our investment was purchased at a price greater than par and is prepaid at par or at a price lower than the purchase price. The rate of prepayments, amortization, delinquencies and defaults may be influenced by various factors, including:

●	changes in issuer performance and requirements for capital;

●	interest rate movements;

●	unavailability of credit or a decline in credit underwriting standards; and

●	the overall economic environment.

Further, in the case of prepayment, we bear reinvestment risk, because we may be required to invest the proceeds at a lower rate than the original investment.

Our investments generally pay floating interest rates. To the extent interest rates increase, periodic interest obligations owed by the related issuer also will increase. As prevailing interest rates increase, some issuers may not be able to make the increased interest payments on our investment or refinance their balloon and bullet loans, resulting in payment defaults.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

From time to time, one or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we have invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first-out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. Such reorganization may be subject to unpredictable and lengthy delays, and during the process, a company’s competitive position may erode, key management may depart, and the company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders) if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

If we make subordinated investments, the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations, including to us.

The disposition of our investments may result in contingent liabilities.

Substantially all of our investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, including with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our ability to enter transactions involving derivatives and financial commitment transactions may be limited.

Pursuant to SEC rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s rules. A BDC that enters into reverse repurchase agreements or similar financing transactions may either comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or choose to treat such agreements as derivatives transactions under the rule. A BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the SEC rules. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to Our Securities

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

There is limited liquidity available for our Common Stock.

We do not intend to apply to list our shares of Common Stock on a national securities exchange at this time. The shares of our Common Stock will be illiquid investments for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future. Shares of our Common Stock will not be registered under the 1933 Act, or any state securities law, and will be restricted as to transfer by law. Shareholders generally may not sell, assign or transfer their shares, except in compliance with the applicable securities laws. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

Shareholders may experience dilution after investing in us.

Shareholders will not have preemptive rights to subscribe to or purchase any shares issued in the future. To the extent we issue additional equity interests, including in any private offering or a public offering, a shareholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the NAV and fair value of our shares.

Common shareholders may also experience dilution over time if they do not elect to participate in the dividend reinvestment program. All distributions on our Common Stock declared in cash payable to shareholders that are participants in the dividend reinvestment program will be reinvested in additional shares of our Common Stock if the investor opts in to the dividend reinvestment program.

Our Common Stock is subject to restrictions on transfer.

The shares of our Common Stock that we will issue have not been, and will not be, registered under the 1933 Act or under any state securities laws and, unless so registered, may not be offered or sold except pursuant to an effective registration under, or exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and applicable state securities laws. In addition, any shareholder who acquired our securities in connection the BDC Election and/or any future private offering may not sell, assign, transfer or otherwise dispose of any shares (“Transfer”) unless the Transfer is made in accordance with applicable securities law. No Transfer will be effectuated except by registration of the Transfer on our books. Accordingly, investors in our Common Stock will experience limitations in their options to liquidate their investment.

There will be no public market for the Preferred Stock, as we do not intend to apply to list the Preferred Stock on a national securities exchange.

There is currently no public market for our Preferred Stock, and we do not intend to apply to list the Preferred Stock on a national securities exchange or to include the Preferred Stock for listing on any national securities market. Unless shares of the Preferred Stock are listed on a national securities exchange, holders of shares of Preferred Stock may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference of such shares. Even if the Preferred Stock is listed on a national securities exchange, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asking prices considerably greater than the spreads of other securities with comparable terms and features. Also, since the Preferred Stock does not have a stated maturity date, holders of shares of our Preferred Stock may be forced to hold their Preferred Stock with no assurance as to ever receiving the liquidation preference of such shares.

Dividend payments on the Preferred Stock are not guaranteed.

Although dividends on the Preferred Stock are cumulative, our Board must approve the actual payment of dividends. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued dividends. Our Board could elect to suspend dividends for any reason, and may be prohibited from approving dividends in the following instances:

●	poor historical or projected cash flows;

●	the need to make payments on our indebtedness;

●	upon concluding that payment of dividends on the Preferred Stock would cause us to breach the terms of any indebtedness or other instrument or agreement, including our Credit Facility; or

●	upon determining that the payment of dividends would violate applicable law regarding unlawful distributions to stockholders.

Our ability to pay dividends on shares of our Preferred Stock may be limited by Maryland law and the 1940 Act.

Under Maryland law, a corporation may pay dividends on stock as long as, after giving effect to the dividend payment, the corporation is able to pay its debts as they become due in the usual course of business (the equity solvency test), or, except in limited circumstances, the corporation’s total assets exceed the sum of its total liabilities plus, unless its charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the dividend (the balance sheet solvency test).

In addition, under the 1940 Act, we may not (1) declare any dividend with respect to any shares of preferred stock if, at the time of such declaration (and after giving effect thereto), our asset coverage with respect to any of our borrowings that are senior securities representing indebtedness (as defined in the 1940 Act) would be less than 150% (or such other percentage as may in the future be specified in or under the 1940 Act as the minimum asset coverage for senior securities representing indebtedness of a BDC as a condition of declaring dividends on its preferred stock) or (2) declare any other distribution on the preferred stock if at the time of the declaration (and after giving effect thereto), our asset coverage with respect to such borrowings that are senior securities representing indebtedness would be less than 150% (or such other percentage as may in the future be specified in or under the 1940 Act as the minimum asset coverage for senior securities representing indebtedness of a BDC as a condition of declaring distributions on its shares).

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our Board intends to pay distributions on the Preferred Stock at least quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate) in an amount equal to (i) 7.5 bps (or 0.075%) per annum of the par value of our loan assets and similar portfolio investments outstanding (notwithstanding any lower valuation assigned to any loan asset or similar portfolio investment by our Board) (the “Initial Dividend Rate”) through the first anniversary of the BDC Election Date and (ii) thereafter, 10 bps (or 0.1%) per annum of the par value of our loan assets and similar portfolio investments outstanding (notwithstanding any lower valuation assigned to any loan asset or similar portfolio investment by our Board) (the “Fixed Dividend Rate”). However, our Board has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on the Preferred Stock at the stated dividend rate, nor can we assure you that sufficient cash will be available to make distributions to you. We cannot predict the amount of distributions holders of our Preferred Stock may receive, and we may be unable to pay distributions over time. Our inability to acquire additional investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on the Preferred Stock.

Holders of the Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment or the income from that investment will be worth less in the future. As inflation occurs, the real value of the preferred stock and dividends payable on shares of such preferred stock declines. Accordingly, in an inflationary economic environment, holders of our Preferred Stock will be subject to the risk of such a decline in value.

Risks Relating to Economic Conditions

Global economic, political and market conditions and uncertainty therein may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the U.S. Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the U.S. Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreements, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts in the Middle East and between Russia and Ukraine, as well as continued political and social unrest in Venezuela and regions of North Africa. Concerns over economic recessions, future increases in inflation, interest rate volatility, and fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, if these issues do not abate or worsen or spread, our business may be adversely affected both within and outside of the directly affected regions.

During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the value of our securities to decline.

Increased geopolitical unrest, terrorist attacks, or acts of war may impact the businesses in which we invest and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, significant write-offs, the re-pricing of credit risk and the failure of major financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, the current conflict in the Middle East, including Iran, and health epidemics and pandemics, changes in interest rates or renewed inflationary pressure.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance any existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including the current rising interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While we expect most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes or volatility in the capital markets may also adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Any public health emergency, any outbreak of existing or new pandemics or epidemic diseases or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency on us and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain the financial and economic impact of the public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of the public health emergency’s disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, we and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including the potential adverse impact of the public health emergency on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and our portfolio companies and the fair value of our investments.

We are subject to risks associated with downgrades in the U.S. credit rating, as well as any government shutdown.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. In August 2023, Fitch Ratings Inc. lowered its grade on the U.S. government’s debt from AAA to AA+ and explained that it expected fiscal deterioration over the next three years. In May 2025, Moody’s Ratings downgraded the U.S. government’s long-term issuer and senior unsecured ratings from Aaa to Aa1.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on cybersecurity strategies and policies (the “Cybersecurity Policy”) concomitantly implemented alongside the Adviser.

Oversight Responsibilities and Profile

Our Chief Compliance Officer (the “CCO”) serves as our primary policy-driver on cybersecurity, while our Chief Executive Officer (the “CEO”) is the overseer of cybersecurity risk management on a day-to-day basis. The CCO has worked in asset management compliance for over 20 years and led in-house and outsourced compliance programs for a range of advisers and BDCs. The CEO presently has over 25 years of direct experience in leveraged finance, principal investing, portfolio management, due diligence, and business operations executive management and ownership. Throughout those periods, the CCO and CEO have maintained high standards for risk reporting and compliance with key cybersecurity policies to ensure the appropriate retention and use of sensitive customer information. The CEO is supported in this role through a network of service providers that monitor and alert to any pertinent cybersecurity risks, highlight new industry standards and best practices for protecting client data, and engage in the use of cybersecurity protection products that substantially reduce both the expected severity and overall likelihood of a cybersecurity breach for the Company. The CCO is part of a service organization that includes a cybersecurity practice and for benchmarking purposes has access to a range of peers engaged to provide oversight and consulting to the financial services industry.

Board Oversight

Management of the cybersecurity program provided by the CEO on a day-to-day basis is further enhanced through oversight by the CCO, who provides an overview of cybersecurity program and risks to the Board as part of regular reporting. Management of the Company provides updates on cybersecurity to the Board on at least a quarterly basis, and on an ad hoc basis should a significant cybersecurity risk event occur. The Board receives assistance with cybersecurity risk oversight from our regularly retained compliance consulting firm, which provides substantial risk-based analysis and quarterly testing as part of developing quarterly board reports for the Board’s review. In addition to reviewing any significant cybersecurity risk events, the Board will help facilitate and approve appropriate responses to such events (should they occur), and approve any policies and procedures developed to prevent the occurrence of such events in the future.

Risk Management

All executive officers of the Company are considered “Covered Persons” per the Cybersecurity Policy. The Cybersecurity Policy requires all Covered Persons to undergo training on fundamental steps to protect electronically stored information, including, but not limited to:

●	recognizing any fraudulent attempt to obtain electronic information and promptly reporting such attempts;

●	using password-activated screen savers;

●	core third-party software applications require multi-factor authentication (“MFA”);

●	using non-obvious passwords to access computers, voicemail and portable devices; and

●	changing passwords periodically, and not posting passwords near the Adviser’s computers.

Our cybersecurity strategy is to first seek to minimize the level of inherent risk of our environment through decentralization, cloud-based redundancy, user segregation of sensitive information and outsourcing functions that require an extensive technology footprint. We do not make use of in-house developed applications and on-premises systems or hardware beyond end-user devices, thereby reducing maintenance requirements and potential vulnerabilities. Outsourced functions include data storage, electronic communications, network maintenance, fund custodian and fund administrator services. Service providers are judiciously selected and sourced from trusted referrals subject to further due diligence, such as reviews of systems and organization controls (“SOC”) reports and policies and procedures of the potential service provider.

With respect to monitoring risks that cannot be outsourced, we rely on a third-party cyber-risk service provider to assist in maintaining network security, monitor potential threats, and otherwise provide year-round support for any as-needed risk management services. Any service providers we retain that receive or have access to electronic information must demonstrate, upon request by the CCO, appropriate safeguards for client information as required by relevant data privacy laws and regulations.

Cybersecurity Incidents and Response Plan

To date, we have not experienced or otherwise identified any cybersecurity incident which had or would have had a material impact on our operations or financial results. While our clean history regarding cybersecurity incidents could be subject to change with evolving threats or developing technologies, we maintain substantial controls in place such that even if we should experience a cybersecurity threat, an appropriate response will ensure that appropriate action steps are taken to protect client information and appropriately inform customers of any risk exposure.

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The CEO, in consultation with the Chief Financial Officer (“CFO”) and CCO as needed, will determine whether the incident is likely to affect ongoing business operations. In determining the level of response, we focus on the following criteria:

●	risk to confidential data;

●	risk to business continuity;

●	risk to critical systems;

●	revenue impact; and

●	investor impact.

Once it is determined that a cybersecurity incident has been resolved, we will then work to establish appropriate controls (if applicable) to address or prevent similar future events. Such additional controls will be developed in concert with management and will be reviewed for the propriety of the response in line with the above-stated focus criteria during quarterly Board meetings.

Material Impact of Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors,” in this Annual Report on Form 10-K under the heading “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct our business effectively.”

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 3200 West End Avenue, Suite #500, Nashville, TN 37203.

Item 3. Legal Proceedings

Neither we nor any of our subsidiaries are currently a party to any material pending legal proceedings. We may subject to certain legal proceedings from time to time in the ordinary course of business. From time to time, we may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have the authority to issue 200,000,000 shares of capital stock, consisting of 150,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. We do not currently intend to list our Shares on a national securities exchange. There is no established public trading market for our Shares currently, nor can we give any assurance that one will develop, and the Board does not expect to complete a liquidity event within any specific time period, if at all.

We are conducting a continuous private offering (the “Private Offering”) of our Common Stock to accredited investors, as defined in Regulation D under the 1933 Act, or to non-U.S. persons as provided in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing, an investor purchases shares of the Company’s Common Stock pursuant to a subscription agreement with us. Our shares of Common Stock will not be registered under the 1933 Act. The shares of our Common Stock issued in the Private Offering are expected to be exempt from registration requirements pursuant to Section 4(a)(2) of and Regulation D or Regulation S under the 1933 Act.

Because shares of our Common Stock will be acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities.” The shares of our Common Stock offered and sold in the Private Offering may not be sold or transferred (i) except as permitted under the Subscription Agreement, including in transfers to us in connection with our Share Repurchase Program and (ii) unless they are registered under the 1933 Act and under any other applicable securities laws or an exemption from such registration thereunder is available (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in our Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares of our Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 26, 2026, there were 1,189 holders of record of our Common Stock.

Distribution Policy

We generally intend to make distributions at least quarterly on our Common Stock and quarterly on our Preferred Stock and to distribute, out of assets legally available for distribution, substantially all of our available earnings, on an annual basis, as determined by the Board. However, our Board has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on our Common Stock or on our Preferred Stock at the stated dividend rate described below, or at all, nor can we assure you that sufficient cash will be available to make distributions to you.

With respect to our Common Stock, distributions, when declared, will be paid in cash to shareholders of the Common Stock to the extent the shareholder has not opted into participating in our dividend reinvestment program. If our Board authorizes, and we declare, a cash dividend or distribution, our common shareholders who have opted in to our dividend reinvestment plan will have their cash dividends or distributions on our Common Stock automatically reinvested in additional shares of our Common Stock, rather than receiving cash. The number of shares of our Common Stock to be issued to a shareholder under the dividend reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the dividend reinvestment program.

With respect to our Preferred Stock, our Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate) in an amount equal to (i) the Initial Dividend Rate of 7.5 bps (or 0.075%) per annum through the first anniversary of the BDC Election Date and (ii) the Fixed Dividend Rate of 10 bps (or 0.1%) per annum after such first anniversary.

During the fiscal year ended December 31, 2025, we declared distributions of $3,538,928 to holders of our Common Stock and $59,124 to holders of our Preferred Stock, of which we paid distributions of $367,889 to holders of our Common Stock and $12,108 to holders of our Preferred Stock.

Unregistered Sales of Equity Securities

Except as previously reported by us on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the 1933 Act.

Repurchase of Shares by the Issuer and Affiliated Purchasers

We did not conduct any repurchases of our Shares during the fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of the Form 10-K entitled “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report on Form 10-K.

Overview

We are an externally managed, non-diversified closed-end management investment company established to seek attractive risk-adjusted returns from senior secured corporate loans primarily in the core middle market. We are a Maryland corporation that has elected to be regulated as a BDC under the 1940 Act, and intend to elect, and to qualify annually, as a RIC under subchapter M of the Code for U.S. federal income tax purposes.

We are externally managed by Remora, a Delaware limited liability company, pursuant to the Investment Management Agreement. The Adviser is an investment adviser that is registered with the SEC under the Advisers Act. Subject to the overall supervision of our Board, Remora manages our day-to-day operations and provides us with investment advisory services. Remora also serves as our administrator pursuant to the Administration Agreement and provides all administrative services necessary for us to operate. In addition, we have entered into the Sub-Advisory Agreements with Remora and each of Crescent and Kayne and the Eldridge Loan Sourcing Agreement with Eldridge, pursuant to which such non-Remora counterparties provide sub-advisory and loan sourcing services to us, as applicable. We have also entered into the Sub-Administration Agreement with Crescent and Remora, pursuant to which Crescent provides certain administrative services related to loans it originates for us under the Crescent Sub-Advisory Agreement.

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

We have principally targeted investments in first lien senior secured loans (which are in first position or have first claim to underlying collateral and the senior most securities in the capital structure) issued typically by non-bank loan originators to tenured private equity sponsors for leveraged buyout acquisitions and growth capital financings. Remora has targeted, on average, to have 50/50 LTV with sponsors’ and other equity capital invested junior to our investments, demonstrating significant collateral support for our investments. Remora believes this investment strategy will drive consistent current income for our investors at attractive yields while maintaining a core focus on capital preservation. As of December 31, 2025, other than cash and cash equivalents, our investment portfolio was comprised of 100% first lien senior secured loans that all have at least one financial maintenance covenant (typically a total net leverage covenant) and a funded private equity sponsor or significant institutional capital provider with significant equity invested in the borrower that is subordinated to our loan.

We are conducting a continuous private offering of our Common Stock in reliance on exemptions from the 1933 Act. At each closing in respect of the Private Offering, an investor purchases shares of our Common Stock pursuant to a subscription agreement between us and such investor.

Portfolio and Investment Activity

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

On September 5, 2025, immediately prior to the BDC Election, we acquired a portfolio of assets consisting of $244 million of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $262 million in the Mergers.

During the period from September 5, 2025 (commencement of operations) through December 31, 2025, we made new and add-on investments across 20 portfolio companies totaling $36.7 million, partially offset by $16.2 million of repayments, including $11.3 million from full exits of three portfolio companies and $4.9 million of partial paydowns from existing portfolio companies.

The following chart summarizes our investment activity for the period from September 5, 2025 (commencement of operations) to December 31, 2025 (dollar amounts in thousands):

From the period from September 5, 2025 (commencement of operations) to December 31, 2025
New investments, at cost
First Lien Senior Secured Loans	$36,733
Total Investments	$36,733
Proceeds from investments sold or repaid
First Lien Senior Secured Loans	$(16,227)
Total Proceeds	(16,227)
Net increase (decrease) in portfolio	$20,506

As of December 31, 2025, 99.97% of the first lien senior secured loan investments in our portfolio bore interest at floating rates and 0.03% bore interest at fixed rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end, and base rates on 100.0% of the loans in our portfolio exceeded the stated floors. As of December 31, 2025, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.60% and the weighted average contractual interest rate was 9.45%.

The following table shows the composition of our investment portfolio as of December 31, 2025 (dollar amounts in thousands):

	As of December 31, 2025
	Fair Value	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$253,989	100.00%
Total investments	$253,989	100.00%

The following table shows a summary of the industry classifications of our investments as of December 31, 2025 (dollar amounts in thousands):

As of December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

Portfolio Asset Quality

As part of the monitoring process, we regularly assess the risk profile of each of our investments and rate each of them based on an internal proprietary system that uses the categories listed below, which we refer to as our investment performance risk rating. For any investment rated in Grades 3, 4 or 5, we will increase our monitoring intensity, increase our interactions with our Sub-Advisers, where applicable, and prepare regular updates for the Investment Committee summarizing current operating results and material impending events. We monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, we review these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

In the event of a delinquency or a decision to rate an investment Grade 4 or Grade 5, Remora’s Investment Committee will develop an action plan. Such a plan may require a meeting with a Sub-Adviser, where applicable, or the lender group to discuss reasons for the default and the steps management and the lender group are undertaking to address the under-performance, as well as amendments and waivers that may be required.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of December 31, 2025 (dollar amounts in thousands):

As of December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$-	0.0%
2	246,333	97.0
3	6,100	2.4
4	1,556	0.6
5	-	0.0
Total	$253,989	100.0%

Investment performance ratings are accurate only as of such date and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors.

As of December 31, 2025, we had two debt investments on non-accrual status for a total of $2.9 million at cost and $2.5 million at fair value.

Results of Operations

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, our operating results were as follows (dollar amounts in thousands):

For the period from September 5, 2025 (commencement of operations) to December 31, 2025
Operating Results
Total investment income	$8,033
Net expenses	4,431
Net unrealized appreciation (depreciation)	(416)
Net realized gain (loss)	-
Net increase (decrease) in net assets resulting from operations	$3,186

Investment Income

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the composition of our investment income was as follows (dollar amounts in thousands):

For the period from September 5, 2025 (commencement of operations) to December 31, 2025
Investment income
Interest income	$7,636
PIK interest income	295
Other income	102
Total Investment Income	$8,033

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

PIK Interest Income

Certain investments have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, and we cease accruing additional PIK or cash interest when an investment is placed on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with our investment activities. Such fees are recognized as income when earned or the services are rendered.

Operating Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by Remora, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of Remora pursuant to the terms of the Administration Agreement and outside service providers pursuant to sub-advisory, sub-administration, loan sourcing and other service agreements. All investment professionals of Remora and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by Remora and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Investment Management Agreement. See “Part I, Item 1. Business – Investment Management Agreement” in this Annual Report on Form 10-K for more information.

We reimburse the Administrator in an amount equal to our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our General Counsel, CFO and CCO and their staff. The allocable portion of the salaries of the General Counsel, CFO, CCO and other Remora staff attributable to their work on the Company is subject to a cap equal to 22.5 bps of our NAV as of the end of each fiscal year. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. See “Part I, Item 1. Business – Administrative and Servicing Agreements – Administration Agreement” in this Annual Report on Form 10-K for more information.

We bear all other out-of-pocket costs and expenses of our operations and transactions, including expenses associated with:

●	investment advisory fees, including direct and indirect costs and expenses incurred by Remora for office space rental, office equipment, utilities and other non-compensation-related overhead allocable to the performance of investment advisory services under the Investment Management Agreement, including the costs and expenses of:

○	due diligence of potential investments, monitoring the performance of our investments, disposing of investments, and unsuccessful portfolio acquisition efforts,

○	serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies and enforcing our rights in respect of our investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third-party service providers), and

○	valuation, pricing and monitoring services, research (including market data, research analytics and news feeds), ratings, origination fees, loan servicing fees, loan administration fees, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading the web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) used for our benefit;

●	management and incentive fees payable under the Investment Management Agreement;

●	our organization and offering;

●	valuing our assets and computing our NAV (including the cost and expenses of any independent valuation firm or other service provider);

●	fees and expenses incurred by the Administrator (as defined below) or payable to third parties, including agents, consultants or other advisers, or affiliates of Remora in connection with monitoring financial, legal, regulatory and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments and in providing administrative services;

●	interest and any other amounts (including, without limitation, commitment fees, principal payments, outside counsel fees, and agent fees) payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;

●	offerings of our Shares and other securities (including underwriting, placement agent and similar fees and commissions);

●	third-party investor hosting and similar platforms and service providers;

●	administration fees;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our securities on any securities exchange in the future;

●	foreign, U.S. federal, state and local taxes;

●	fees and expenses of our Independent Directors;

●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority, or other regulators;

●	costs of any reports, proxy statements or notices to stockholders (including printing costs);

●	costs associated with individual or group shareholders;

●	our allocable portion (which shall initially be 100%) of any fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of our administration and operation, including printing, mailing, long-distance telephone, copying, secretarial and other staff, independent auditors, tax preparation services and outside legal costs;

●	expenses associated with shareholder or Board meetings;

●	costs of operating any subsidiaries;

●	any indemnification amounts owed by us;

●	costs and expenses incurred under any litigation, threatened litigation or governmental regulatory inquiry, involving us, our investment or operating activities (including, without limitation, attorneys’ fees, any judgments, settlements or other amounts paid in connection therewith) and all other extraordinary expenses; and

●	all other expenses incurred by or allocable to us, whether paid by us or Remora while administering our business (including, without limitation, outside counsel, third-party valuation, accounting, audit, tax planning and tax return preparation) and other out-of-pocket expenses and fees, such as the allocable portion of overhead under the Administration Agreement, including rent and allocable portion of the cost of the General Counsel, CCO (and Sarbanes-Oxley Act consultant, if any) and CFO and their respective staffs (subject, in the case of the allocable portion of the cost of the salaries of the General Counsel, CFO, CCO, and other Remora staff attributable to their work on the Company, to a 22.5 bps cap of our NAV).

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Pursuant to the Fee Waiver Agreement, for the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its Management Fees and 100% of its Incentive Fees under the Investment Management Agreement. Any such waiver of Management Fees or Incentive Fees is not revocable during the proposed term, and the amounts waived are not subject to any right of future recoupment in favor of Remora. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, Remora waived $0.2 million in Management Fees and $0.3 million in Incentive Fees.

Third-Party Providers of Goods and Services

From time to time, Remora or its affiliates may pay third-party providers of goods or services. We will reimburse Remora or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our shareholders.

In particular, we have engaged third parties to perform loan sourcing and origination services to us pursuant to agreements with such parties, such as the Eldridge Loan Sourcing Agreement. We have also entered into sub-advisory agreements, such as the Crescent Sub-Advisory Agreement and the Kayne Sub-Advisory Agreement, pursuant to which such third parties source and manage investments for us. We may enter into further sub-advisory agreements with other third parties in the future.

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the composition of our operating expenses was as follows (dollar amounts in thousands):

For the period from September 5, 2025 (commencement of operations) to December 31, 2025
Interest expense	$1,987
Administration expense	759
Base management fees	789
Board of directors’ fees	28
Professional fees	572
Custody expense	61
Other general and administrative expenses	432
Income-based incentive fees	256
Expenses before fee waivers	$4,884
Management fees waived	(197)
Income-based incentives fees waived	(256)
Total operating expenses, net of fee waivers	$4,431

Other General and Administrative Expenses

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, we had $0.4 million of general and administrative expenses, which included a $0.2 million non-cash write-off of unamortized organizational costs from the Funds and $0.1 million of non-cash deferred financing cost amortization that was accelerated by the refinancing and issuance of the Credit Facility.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments for the period from September 5, 2025 (commencement of operations) to December 31, 2025 totaled approximately ($0.4) million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with our valuation policy.

Net Realized Gains and Losses on Investments

We had no sales of investments during the period from September 5, 2025 (commencement of operations) to December 31, 2025, resulting in no net realized gains.

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

We recorded the Preferred Stock at its estimated fair value of $3.3 million as of the date of the Mergers. The Preferred Stock is required to be classified in temporary equity as the shares are contingently redeemable upon the occurrence of certain events which are outside of our control. As the events which could require redemption are not currently probable, we are not required to subsequently adjust the carrying value of the Preferred Stock until such time that the events become probable. Any redemptions of the Preferred Stock under the contractual terms would be made at a price equivalent to the liquidation preference of the Preferred Stock ($25.00 per share) plus any accrued but unpaid dividends.

In future periods, we may initiate tender offers to repurchase certain outstanding shares of Preferred Stock. Such tender offers will be made at the then-current NAV per share of the Preferred Stock as determined by the Board within 48 hours of the expiration of the repurchase offer under our valuation policy. While the Preferred Stock does not currently require remeasurement, we intend to update the estimated fair value of the Preferred Stock quarterly for internal valuation, disclosure, and asset coverage purposes. We have not repurchased or redeemed any Preferred Stock since its issuance in September 2025.

As of December 31, 2025, we had $7.2 million in cash and cash equivalents and $7.4 million in restricted cash, which includes $6.1 million in cash at RCC SPV, and $77.8 million of debt outstanding on our Credit Facility. We had $72.2 million available for borrowing on our Credit Facility. See “Borrowings” below for additional information.

Cash Flows

During the period from September 5, 2025 (commencement of operations) to December 31, 2025, our operating activities provided cash in the amount of $10.8 million, primarily driven by cash interest collections, Merger-related working capital inflows, and investment principal repayments.

Share Issuances

The following table summarizes the issuances of shares of our Common Stock during the fiscal year ended December 31, 2025 (dollar amounts in thousands):

	Common Stock
For the year ended December 31, 2025	Shares Issued	Net Proceeds
April 30, 2025	1,000	$10
September 5, 2025(1)	16,213,447	162,134
November 6, 2025	583,450	5,852
December 1, 2025	944,467	9,473
Total	17,742,363	$177,469

(1)	Represents non-cash issuances of our Common Stock prior to our election to be regulated as a BDC.

Taxes

We intend to elect to be treated and to qualify annually as a RIC under subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income.

Although not required for us to maintain our RIC tax status, in order to avoid the imposition of a 4% nondeductible federal excise tax imposed on certain undistributed income of RICs, we must timely distribute (or be deemed to have timely distributed) an amount equal to at least the sum of: (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (ii) 98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and U.S. GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Distributions

Distributions to holders of our Common Stock and Preferred Stock are recorded on the record date. We generally intend to make distributions at least quarterly on our Common Stock and Preferred Stock and to distribute, out of assets legally available for distribution, substantially all of our available earnings, on an annual basis, as determined by the Board. However, our Board has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on the Common Stock or on Preferred Stock at the stated dividend rate described below, nor can we assure you that sufficient cash will be available to make distributions.

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

With respect to our Preferred Stock, our Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate) in an amount equal to (i) the Initial Dividend Rate through the first anniversary of the BDC Election Date and (ii) the Fixed Dividend Rate after such first anniversary.

We cannot predict the amount of distributions holders of our Common Stock or Preferred Stock may receive, and we may be unable to pay distributions over time. Our inability to acquire additional investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on the Common Stock and/or Preferred Stock.

The following table presents distributions that were declared and payable on our Shares during the period from September 5, 2025 (commencement of operations) to December 31, 2025 (dollar amounts in thousands):

Distributions on Preferred Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
September 30, 2025	September 30, 2025	November 7, 2025	$0.036	$12
December 31, 2025	December 31, 2025	January 30, 2026	$0.141	$47
Total				$59

Distributions on Common Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
October 31, 2025	October 31, 2025	January 30, 2026	$0.062	$1,011
November 5, 2025	November 5, 2025	November 7, 2025	$0.023	$368
November 30, 2025	November 30, 2025	January 30, 2026	$0.060	$1,012
December 31, 2025	December 31, 2025	January 30, 2026	$0.065	$1,148
Total				$3,539

Borrowings

On September 5, 2025, we entered into a Revolving Credit and Security Agreement (the “Credit Facility Agreement”) for the Credit Facility by and among RCC SPV, as borrower, us, as servicer, Atlas, as administrative agent, Atlas Securitized Products, L.P., as lead arranger, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and as document custodian, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time. The Credit Facility provides for $150 million of initial commitments with (x) a committed accordion feature pursuant to which the commitments shall be increased to $250 million, at our option with 15 business days’ notice, or by no later than the first anniversary of the closing date, and (y) an uncommitted accordion feature that allows for commitments up to $500 million from new and existing lenders on the same terms as the existing commitments, subject to market conditions. Advances under the Credit Facility bear interest at one-month Term SOFR plus an applicable margin of 2.00% during the revolving period. Subject to certain performance conditions, the applicable margin could increase to 2.25% during the revolving period and could range up to 2.50% during the amortization or End of Life Option periods (as defined in the Credit Facility Agreement). The Credit Facility provides for an unused commitment fee of 0.50% per annum on the unused commitments up to 50% of the commitments, and 0.75% on the unused commitments in excess of 50% of the commitments, as well as other customary fees, from the effective date of the Credit Facility through September 5, 2028. The Credit Facility matures on September 5, 2030; provided, however, that RCC SPV and Atlas may mutually agree to extend the maturity date to September 5, 2032 pursuant to the “End of Life Option” under the Credit Facility Agreement.

As of December 31, 2025, we had $77.8 million in borrowings outstanding under the Credit Facility and were accruing a weighted average interest rate of 6.05%. The Credit Facility is recorded net of unamortized debt issuance cost. The carrying value approximated fair value at issuance due to the Credit Facility’s recent origination.

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

RCC SPV’s obligations to the lenders are secured by a first lien interest in all of its assets and a pledge of the equity interests of RCC SPV owned by us but which are otherwise non-recourse to us.

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draw term loans or revolving credit facility commitments. Commitments generally have fixed expiration dates or other termination clauses. As of December 31, 2025, we had $8.6 million of unfunded commitments due to our portfolio companies. As of December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

As of December 31, 2025, our asset coverage ratio was 318.3%. The Preferred Stock was treated as a “senior security” for purposes of our calculation of the 150% asset coverage test.

Critical Accounting Policies and Estimates

We consolidate RCC SPV, our wholly owned subsidiary, in the presentation of our consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in Part I, Item 1A of this Annual Report on Form 10-K and incorporated by reference herein.

Investment Valuation

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board. A market quotation is only “readily available” to the extent that the security can be valued with Level 1 Inputs (as defined below). As a result, the Board must determine the fair value of all securities valued with Level 2 Inputs or Level 3 Inputs (each as defined below). Since most of the securities held by us do not have readily available market quotations, the Board is required to determine the “fair value” of such securities, with input from Remora, third-party independent valuation providers or loan sourcing firms and the Audit Committee as of the end of each quarter.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no single standard for determining fair value in good faith since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arm’s length transaction. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Investments for which market quotations are readily available in an active market are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker dealers or market-makers, provided that a quotation will not be deemed readily available if it is not reliable. However, debt and equity investments closed within approximately 90 days are generally valued at cost, plus accreted discount, if applicable, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by the Board. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value most of our portfolio investments at fair value as determined in good faith by our Board in accordance with the investment valuation process listed below, which has been reviewed and approved by the Board.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments, and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented, and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

Recent Developments

Our management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure except for the following described below:

Appointment of CFO and Treasurer

On January 9, 2026, the Board appointed Kyleah Adamson as CFO and Treasurer of the Company, effective immediately. In addition to serving as our CFO and Treasurer, Ms. Adamson is also an employee of Remora.

Ms. Adamson’s appointment coincided with the resignation, effective immediately, of Daniel Mafrice as our interim CFO. Mr. Mafrice’s decision to resign was not the result of any disagreement relating to Remora or our operations, policies or practices. Mr. Mafrice will continue to serve in his role as our President and CEO, as well as Chairman of our Board.

Share Issuances

On January 2, 2026, we issued 713,727 shares of Common Stock for an aggregate offering price of $7,123,000.

On February 2, 2026, we issued 627,255 shares of Common Stock for an aggregate offering price of $6,260,000.

On March 2, 2026, we issued 372,846 shares of Common Stock for an aggregate offering price of $3,721,000.

No underwriting discounts or commissions were paid in connection with any of the foregoing sales of our Common Stock. Each sale of our Common Stock was made pursuant to subscription agreements between us and our investors. The foregoing issuances and sales of our Common Stock are exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” in this Annual Report on Form 10-K for more information.

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

As of December 31, 2025, 99.97% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

	As of December 31, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income (loss)
Up 300 basis points	$7,633	$(2,403)	$5,230
Up 200 basis points	5,088	(1,602)	3,486
Up 100 basis points	2,544	(801)	1,743
Down 100 basis points	(2,494)	801	(1,693)
Down 200 basis points	(4,966)	1,602	(3,364)
Down 300 basis points	(7,426)	1,802	(5,624)

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Remora Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Remora Capital Corporation and its subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets and preferred equity, and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations, changes in net assets and preferred equity, and cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2025.

Chicago, Illinois

March 27, 2026

Remora Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

As of December 31, 2025

ASSETS
Non-control/non-affiliate investments, at fair value (amortized cost of $254,405)	$253,989
Cash and cash equivalents	7,214
Restricted cash	7,350
Interest and dividends receivable	603
Prepaid expenses and other assets	235
Total assets	$269,391

LIABILITIES
Credit facility, net of unamortized debt issuance cost(1)	$75,036
Financing costs payable	1,667
Subscriptions received in advance	7,350
Interest payable	436
Dividends payable	3,218
Management fees payable	31
Accrued professional fees	435
Accrued expenses and other liabilities	834
Total liabilities	$89,007
Commitments and contingencies (Note 8)
NET ASSETS
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 332,696 shares issued and outstanding as of December 31, 2025	$3,327
Net Assets Applicable to Common Shares	$177,057
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, $0.001 par value; 150,000,000 shares authorized, 17,742,363 shares issued and outstanding as of December 31, 2025	$18
Additional paid-in capital	177,154
Distributable earnings (deficit)	(115)
Net Assets Applicable to Common Shares	$177,057
Net Asset Value Per Common Share	$9.98

(1)	Credit facility is reflected net of borrowings outstanding of $77,800 and unamortized debt issuance cost of ($2,764).

The accompanying notes are an integral part of the consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

For the Year Ended December 31, 2025
Investment income:
Non-control/non-affiliate investments:
Interest income	$7,636
Payment-in-kind interest income	295
Other income	102
Total investment income	$8,033

Operating Expenses:
Interest expense	$1,987
Administration expense	759
Income-based incentive fees	256
Management fees	789
Board of directors’ fees	28
Professional fees	572
Custody expense	61
Other general and administrative expenses	432
Total operating expenses	$4,884
Less: Management fees waived	(197)
Less: Income-based incentive fees waived	(256)
Net operating expenses	$4,431
Net investment income	$3,602

Realized and unrealized (loss) gain on investments:
Net change in unrealized (depreciation) appreciation on non-control/non-affiliate investments	$(416)
Total net realized and unrealized (loss) gain on investments:	(416)
Net Increase (Decrease) in Net Assets Resulting from Operations	3,186
Preferred stock dividends	(59)
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Stockholders	$3,127

Per common share data:
Net investment income (loss) per share (basic and diluted)	$0.22
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.19
Weighted average shares outstanding (basic and diluted)	16,739,461

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Changes in Net Assets and Preferred Equity

(in thousands, except share data)

	Preferred Stock Classified as				Paid-in-	Accumulated Earnings
	Temporary Equity		Common Stock		Capital in	(Loss),
	Shares	Carrying Value	Shares	Par Value	Excess of Par Value	Net of Distributions	Total Net Assets
Balance as of January 1, 2025	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	—	—	3,602	3,602
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(416)	(416)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	3,186	3,186
Shareholder distributions:
Dividends to common shareholders	—	—	—	—	—	(3,539)	(3,539)
Dividends to preferred shareholders	—	—	—	—	—	(59)	(59)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(3,598)	(3,598)
Capital Share Transactions:
Issuance of shares	332,696	3,327	17,742,363	18	177,451	—	177,469
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	(297)	297	—
Net increase (decrease) in net assets resulting from capital share transactions	332,696	3,327	17,742,363	18	177,154	297	177,469
Net increase (decrease) for the period	332,696	3,327	17,742,363	18	177,154	(115)	177,057
Balance as of December 31, 2025	332,696	$3,327	17,742,363	$18	$177,154	$(115)	$177,057

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statement of Cash Flows

(in thousands, except share data)

For the Year Ended December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,127
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accrued interest and dividends received in-kind	(295)
Net accretion of discount and amortization of premium	(123)
Proceeds from sale of investments and principal repayments	16,227
Purchases of investments	(36,733)
Net change in unrealized (appreciation) depreciation on investments	416
Amortization of deferred financing costs	190
Cash acquired in merger	19,705
Changes in operating assets and liabilities:
Interest and dividends receivable	2,185
Management fees payable	31
Prepaid expenses and other assets	5,437
Interest payable	(215)
Accrued professional fees	426
Accrued expenses and other liabilities	367
Net cash provided by (used in) operating activities	$10,745

Cash flows from financing activities:
Proceeds from issuance of shares	$15,325
Borrowings under credit facility	125,100
Debt repayments under credit facility	(142,400)
Subscriptions received in advance	7,350
Dividends paid	(380)
Deferred financing costs paid	(1,176)
Net cash provided by (used in) financing activities	$3,819
Net decrease in cash and cash equivalents and restricted cash	14,564
Cash and cash equivalents and restricted cash, beginning of period	—
Cash and cash equivalents and restricted cash, end of period	$14,564
Supplemental non-cash investing and financing activities:
Dividends payable	$3,218
Non-cash purchases of investments	$233,481
Interest receivable acquired in merger	$2,723
Prepaid expenses and other assets acquired in merger	$5,662
Senior securities net of deferred financing costs acquired in merger	$94,983
Interest payable acquired in merger	$651
Accrued professional fees acquired in merger	$9
Accrued expenses and other liabilities acquired in merger	$467
Cash interest paid	$1,919
Non-cash issuance of preferred shares	$3,327
Non-cash issuance of common shares	$162,134

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corp.

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
JA Moody LLC	(7)	S + 4.75%		9/5/2025	11/29/2029	875	$875	$875	0.49%
JA Moody LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	11/29/2029	355	—	—	—
JA Moody LLC (Revolver)		S + 4.75%		9/5/2025	11/29/2029	120	24	24	0.01
PAG Holding Corp.		S + 4.75%		9/5/2025	12/22/2029	222	222	222	0.13
PAG Holding Corp.	(7)	S + 4.75%		9/5/2025	12/22/2029	4,123	4,122	4,123	2.33
PAG Holding Corp. (Revolver)		S + 4.75%		9/5/2025	12/22/2029	60	14	14	0.01
RTC Aerospace Opcos, LLC	(7)	S + 5.36%		9/5/2025	3/8/2027	1,925	1,925	1,925	1.09
Total Aerospace & Defense							7,182	7,183	4.06

Air Freight & Logistics
US Pack Logistics LLC	(7)	S + 6.50%		9/5/2025	5/25/2026	1,759	1,759	1,759	0.99
Total Air Freight & Logistics							1,759	1,759	0.99

Auto Components
MOP-Cloyes, Inc.	(7)	S + 6.01%		9/5/2025	2/17/2028	3,232	3,232	3,232	1.83
Total Auto Components							3,232	3,232	1.83

Automobiles
CAP-KSI Holdings, LLC	(7)	S + 5.25%		9/5/2025	6/28/2030	2,484	2,473	2,484	1.40
CAP-KSI Holdings, LLC (Revolver)		P + 4.25%		9/5/2025	6/28/2030	195	78	78	0.04
CentralBDC Enterprises, LLC	(7)	S + 5.25%		9/5/2025	6/11/2029	5,393	5,393	5,394	3.05
CentralBDC Enterprises, LLC (Revolver)		S + 5.25%		9/5/2025	6/11/2029	235	213	213	0.12
Total Automobiles							8,157	8,169	4.61

Building Products
Catalyst Acoustics Group, Inc.	(7)	S + 5.00%		9/5/2025	11/12/2030	4,277	4,277	4,277	2.42
Catalyst Acoustics Group, Inc. (Delayed Draw)		S + 5.00%		9/5/2025	11/12/2030	254	129	129	0.07
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S + 5.00%		9/5/2025	11/12/2030	155	—	—	—
Total Building Products							4,406	4,406	2.49

Chemicals
Zep Holdco Inc.	(7)	S + 5.00%		9/5/2025	6/30/2031	7,463	7,390	7,463	4.22
Total Chemicals							7,390	7,463	4.22

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Commercial Services & Supplies
Case FMS, LLC	(7)	S + 5.50%		9/5/2025	12/15/2028	5,797	5,763	5,797	3.27
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	5,162	5,113	5,162	2.92
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	376	376	376	0.21
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	1,605	1,605	1,605	0.91
Cultural Experiences Abroad, LLC (Revolver)	(6)	S + 6.25%		9/5/2025	8/16/2028	143	—	—	—
Gator Plastic Intermediate Holdings, LLC	(7)	S + 7.25%		9/5/2025	10/14/2027	655	653	655	0.37
Prisma Graphic	(7)	S + 6.11%		9/5/2025	7/29/2027	3,779	3,779	3,779	2.13
Total Commercia Services & Supplies							17,289	17,374	9.81

Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S + 4.75%		9/5/2025	8/1/2031	1,471	1,450	1,450	0.82
P.J. Fitzpatrick LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	8/1/2031	475	(3)	(3)	—
P.J. Fitzpatrick LLC (Revolver)	(6)	S + 4.75%		9/5/2025	8/1/2031	355	(5)	(5)	—
Patuxent Roofing and Contracting, LLC	(7)	S + 6.26%	1.0%	9/5/2025	4/22/2027	1,823	1,803	1,823	1.03
Power Services Group CR Acquisition, Inc.	(7)	S + 4.75%		9/5/2025	8/5/2030	2,488	2,452	2,452	1.38
Prime ABA Holdings, Inc.	(7)	S + 5.75%		9/5/2025	9/16/2030	5,357	5,308	5,357	3.0
Prime ABA Holdings, Inc. (Delayed Draw)		S + 5.75%		9/5/2025	9/16/2030	1,384	1,349	1,349	0.8
Prime ABA Holdings, Inc.		S + 5.75%		9/5/2025	9/16/2030	1,468	1,452	1,468	0.8
Prime ABA Holdings, Inc. (Revolver)		S + 5.75%		9/5/2025	9/16/2030	593	292	297	0.17
Puris LLC	(7)	S + 5.75%		9/5/2025	6/30/2031	1,050	1,045	1,050	0.59
Rose Paving, LLC	(7)	S + 5.00%		9/5/2025	11/7/2029	5,831	5,831	5,831	3.29
Rose Paving, LLC (Delayed Draw)		S + 5.00%		9/5/2025	11/7/2029	204	199	199	0.11
Rose Paving, LLC (Revolver)		S + 5.00%		9/5/2025	11/7/2029	345	211	211	0.12
Total Construction & Engineering							21,384	21,479	12.13

Diversified Consumer Services
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	166	166	166	0.09
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	5,003	5,003	5,003	2.83
Talent Worldwide Inc. (Revolver)		S + 6.25%		9/5/2025	12/18/2029	130	78	78	0.04
Total Diversified Consumer Services							5,247	5,247	2.96

Diversified Financial Services
Aite Group, LLC	(7)	S + 3.76%	3.0%	9/5/2025	6/9/2027	2,335	2,334	2,335	1.32
EdgeCo Buyer, Inc.	(7)	S + 4.50%		9/5/2025	6/1/2028	1,439	1,439	1,439	0.81
Engage FI, LLC	(7)	S + 5.00%		9/5/2025	12/10/2027	4,444	4,420	4,444	2.51
Global Holdings Interco LLC	(7)	S + 5.60%		9/5/2025	9/16/2027	1,350	1,346	1,350	0.76
Total Diversified Financial Services							9,539	9,568	5.40

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Electrical Equipment
Centaur Holdings III L.L.C.	(7)	S + 4.75%		9/5/2025	9/5/2031	5,875	5,824	5,824	3.29
Centaur Holdings III L.L.C. (Delayed Draw)		S + 4.75%		9/5/2025	9/5/2031	902	355	355	0.20
Centaur Holdings III L.L.C. (Revolver)		S + 4.75%		9/5/2025	9/5/2031	722	264	264	0.15
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,570	2,570	2,570	1.45
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,253	2,253	2,253	1.27
Douglas Electrical Components, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	8/31/2028	60	—	—	—
Total Electrical Equipment							11,266	11,266	6.36

Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S + 5.86%		9/5/2025	12/28/2029	4,168	4,168	4,168	2.36
PAK Quality Foods Acquisition LLC		S + 5.86%		9/5/2025	12/28/2029	180	178	180	0.10
PAK Quality Foods Acquisition LLC (Revolver)		S + 5.86%		9/5/2025	12/28/2029	105	75	75	0.04
QVF Acquisition, Inc.	(7)	S + 5.25%		9/5/2025	12/23/2030	1,381	1,381	1,381	0.78
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Revolver)		S + 5.25%		9/5/2025	12/23/2030	240	42	42	0.02
Total Food & Staples Retailing							5,844	5,846	3.30

Health Care Equipment & Supplies
Gainline Tubing Intermediate, LLC	(7)	S + 5.85%		9/5/2025	7/2/2030	4,437	4,437	4,437	2.50
Gainline Tubing Intermediate, LLC (Delayed Draw)	(6)	S + 5.85%		9/5/2025	7/2/2030	330	—	—	—
Gainline Tubing Intermediate, LLC (Revolver)	(6)	S + 5.85%		9/5/2025	7/2/2030	215	—	—	—
Modular Devices Acquisition, LLC (Delayed Draw)		S + 5.75%		9/5/2025	12/28/2026	49	48	48	0.03
Modular Devices Acquisition, LLC	(7)	S + 5.75%		9/5/2025	12/28/2026	3,926	3,926	3,926	2.22
Modular Devices Acquisition, LLC (Revolver)		S + 5.75%		9/5/2025	12/28/2026	85	53	53	0.03
Total Health Care Equipment & Supplies							8,464	8,464	4.78

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S + 4.75%		9/5/2025	6/11/2030	944	944	944	0.53
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,014	2,014	2,014	1.14
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,906	2,906	2,906	1.64
MAS Medical Staffing LLC	(7)	S + 5.76%		9/5/2025	5/27/2026	2,593	2,593	2,593	1.46
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	3,845	3,845	3,845	2.17
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	2,737	2,737	2,737	1.55
Science Care Parent Inc. (Delayed Draw)	(6)	S + 5.35%		9/5/2025	7/23/2027	48	—	—	—
Science Care Parent Inc. (Revolver)	(6)	S + 5.35%		9/5/2025	7/23/2027	75	—	—	—
Total Health Care Providers & Services							15,039	15,039	8.49

Health Care Technology
Advent Home Medical LLC	(7)	S + 5.86%		9/5/2025	3/4/2026	2,902	2,902	2,902	1.64
Project Alliance Buyer, LLC	(7)	S + 5.00%		9/5/2025	8/27/2031	5,166	5,099	5,099	2.88
Project Alliance Buyer, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/27/2031	992	(13)	(13)	(0.01)
Sentrics, Inc.	(7)(10)	S + 7.76%	2.0%	9/5/2025	12/11/2026	2,062	2,020	1,556	0.88
Sentrics, Inc.	(7)	n/a	15.0%	12/12/2025	12/11/2026	72	69	72	0.04
Unlock Health, Inc.	(7)	S + 6.60%		9/5/2025	2/3/2028	3,201	3,201	3,201	1.81
Total Health Care Technology							13,278	12,817	7.24

Household Products
TPC US Parent, LLC	(7)	S + 5.90%		9/5/2025	2/23/2026	5,581	5,581	5,581	3.15
Total Household Products							5,581	5,581	3.15

Insurance
VALE Insurance Services LLC	(7)	S + 5.40%		9/5/2025	12/1/2027	1,920	1,920	1,920	1.08
Total Insurance							1,920	1,920	1.08

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Interactive Media & Services
Boostability Parent, Inc.	(7)	S + 5.60%		9/5/2025	7/12/2029	1,274	1,274	1,274	0.72
Boostability Parent, Inc. (Revolver)	(6)	S + 5.60%		9/5/2025	7/12/2029	150	—	—	—
CyberRisk Alliance, LLC	(7)	S + 7.26%		9/5/2025	10/24/2027	1,527	1,524	1,527	0.86
Exec Connect Intermediate LLC	(7)	S + 5.25%		9/5/2025	3/11/2029	2,117	2,117	2,117	1.19
Exec Connect Intermediate LLC (Delayed Draw)	(6)	S + 5.25%		9/5/2025	3/11/2029	100	—	—	—
Exec Connect Intermediate LLC (Revolver)	(6)	S + 5.25%		9/5/2025	3/11/2029	60	—	—	—
MMGY Corporation	(7)	S + 5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.67
Total Interactive Media & Services							6,095	6,098	3.44

IT Services
Channel Company, Inc., The	(10)	S + 2.50%	4.3%	9/5/2025	11/1/2027	1,572	896	917	0.52
Coastal Cloud LLC	(7)	S + 4.50%		9/5/2025	6/1/2027	1,932	1,932	1,932	1.09
Crosslake Intermediate, LLC	(7)	S + 4.75%		9/5/2025	3/17/2031	7,616	7,549	7,616	4.30
Crosslake Intermediate, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	3/17/2031	130	—	—	—
Focal Point Solutions Group, LLC	(7)	S + 5.86%	0.5%	9/5/2025	7/15/2027	2,820	2,820	2,820	1.59
iVision Buyer, LLC	(7)	S + 6.76%		9/5/2025	8/17/2026	3,072	3,072	3,072	1.74
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	940	940	940	0.53
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	1,205	1,205	1,205	0.68
MOXFIVE LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/16/2029	230	—	—	—
Total IT Services							18,414	18,502	10.45

Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S + 5.10%		9/5/2025	12/21/2026	2,902	2,902	2,902	1.64
Total Life Sciences Tools & Services							2,902	2,902	1.64

Machinery
All States Ag Parts, LLC	(7)	S + 6.26%	0.5%	9/5/2025	9/1/2026	1,483	1,483	1,483	0.84
EDGE Intermediate, LLC	(7)	S + 5.25%		9/5/2025	6/5/2029	4,290	4,262	4,290	2.42
EDGE Intermediate, LLC (Revolver)		S + 5.25%		9/5/2025	6/5/2029	170	53	53	0.03
VP Heron Parent, Inc.	(7)	S + 5.61%		9/5/2025	1/8/2029	4,807	4,807	4,807	2.72
VP Heron Parent, Inc. (Revolver)	(6)	S + 5.61%		9/5/2025	1/8/2029	140	—	—	—
Total Machinery							10,605	10,633	6.01

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Media
Berlin Rosen Acquisition, LLC	(7)	S + 5.50%		9/5/2025	1/14/2027	3,857	3,857	3,857	2.18
Equine Network, LLC	(7)	S + 6.61%		9/5/2025	5/22/2028	3,906	3,906	3,906	2.20
My Code Media, Inc.	(7)	S + 7.00%		9/5/2025	11/24/2028	2,350	2,350	2,341	1.32
HH Global Finance Limited	(7)	S + 6.43%		9/5/2025	2/25/2027	1,500	1,500	1,500	0.85
MarketCast Holdings, LLC	(7)	S + 1.15%	5.0%	9/5/2025	11/15/2027	3,169	2,928	2,250	1.27
Total Media							14,541	13,854	7.82

Professional Services
DeWinter LLC	(7)	S + 7.01%		9/5/2025	7/28/2026	2,875	2,875	2,875	1.62
Envirotech Services, LLC	(7)	S + 5.50%		9/5/2025	1/18/2029	1,956	1,956	1,956	1.10
Escalon Services, LLC	(7)	S + 1.26%	6.0%	9/5/2025	10/13/2028	3,194	2,636	2,933	1.66
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	319	319	319	0.18
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	954	954	954	0.54
Pacific Purchaser, LLC	(7)	S + 6.25%		9/5/2025	10/2/2028	1,661	1,661	1,661	0.94
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	1,872	1,860	1,872	1.06
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	3,149	3,149	3,149	1.78
Providus MPS Buyer LLC (Revolver)		S + 5.11%		9/5/2025	8/16/2029	245	74	74	0.04
Total Professional Services							15,484	15,793	8.92

Real Estate Management & Development
Continuum Companies, Inc.	(7)	S + 6.01%		9/5/2025	9/12/2027	2,048	2,048	2,048	1.16
Total Real Estate Management & Development							2,048	2,048	1.16

Road & Rail
OTR Buyer, LLC	(7)	S + 5.76%		9/5/2025	8/31/2027	1,161	1,161	1,154	0.65
Total Road & Rail							1,161	1,154	0.65

Software
402 Ventures, LLC	(7)	S + 4.75%		9/5/2025	9/26/2029	1,324	1,324	1,324	0.75
402 Ventures, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	9/26/2029	85	—	—	—
Concord III, L.L.C.	(7)	S + 6.25%		9/5/2025	12/20/2028	5,650	5,650	5,650	3.19
Concord III, L.L.C. (Revolver)		S + 6.25%		9/5/2025	12/20/2028	55	41	41	0.02
Imagine Acquisitionco, Inc.	(7)	S + 5.10%		9/5/2025	11/16/2027	4,481	4,481	4,481	2.53
Imagine Acquisitionco, Inc. (Revolver)	(6)	S + 5.10%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S + 6.35%		9/5/2025	9/30/2026	2,869	2,869	2,869	1.62
QM Buyer, Inc.	(7)	S + 4.75%		9/5/2025	12/6/2030	1,322	1,322	1,322	0.75
QM Buyer, Inc. (Delayed Draw)	(6)	S + 4.75%		9/5/2025	12/6/2030	445	—	—	—
QM Buyer, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S + 4.75%		9/5/2025	3/10/2028	826	826	826	0.47
Total Software							16,513	16,513	9.33

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount/ Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Specialty Retail
Hub Pen Company, LLC	(7)	S + 5.35%		9/5/2025	12/31/2027	2,183	2,183	2,183	1.23
Total Specialty Retail							2,183	2,183	1.23

Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S + 5.25%		9/5/2025	7/22/2027	1,473	1,473	1,473	0.83
Dusk Acquisition II Corporation	(7)	S + 6.00%		9/5/2025	7/12/2029	566	566	566	0.32
Total Trading Companies & Distributors							2,039	2,039	1.15

Transportation & Logistics
A. Stucki Company	(7)	S + 5.01%		9/5/2025	3/27/2030	1,821	1,809	1,821	1.03
A. Stucki Company		S + 5.01%		9/5/2025	3/27/2030	663	661	663	0.37
Total Transportation & Logistics							2,470	2,484	1.40

Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S + 5.11%		9/5/2025	3/1/2028	6,903	6,903	6,903	3.90
Total Transportation Infrastructure							6,903	6,903	3.90

Water Utilities
Greenrise Technologies, LLC	(7)	S + 6.50%		9/5/2025	7/19/2029	5,910	5,910	5,910	3.34
Greenrise Technologies, LLC (Delayed Draw)	(6)	S + 6.50%		9/5/2025	7/19/2029	260	—	—	—
Greenrise Technologies, LLC (Revolver)		S + 6.50%		9/5/2025	7/19/2029	170	160	160	0.09
Total Water Utilities							6,070	6,070	3.43

Total First Lien Senior Secured Loan							$254,405	$253,989	143.43%
Total Portfolio Investments - non-controlled/non-affiliated							$254,405	$253,989	143.43%
Money Market Fund
First American Treasury Obligations Fund (FXFXX)							$3,146	$3,146	1.78%
Total Money Market Fund							3,146	3,146	1.78%
Total Portfolio Investments and Money Market Fund							$257,551	$257,135	145.21%

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities

(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(3)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(4)	Valued based on the Company's accounting policy. The value of all securities was determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy). The fair value of all cash equivalents was valued using Level 1 inputs.

(5)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, qualifying assets represent 100% of the Company’s total assets and non-qualifying assets represent 0% of the Company’s total assets.

(6)	The position is unfunded and no interest income is being earned as of December 31, 2025. The position may earn a nominal unused facility fee on committed amounts. The Company had unfunded loan commitments of $8,627,213 as of December 31, 2025.

(7)	These investments were pledged as collateral under the Company's RCC SPV, LLC Credit Facility as of December 31, 2025.

(8)	All portfolio company headquarters are based in the United States.

(9)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “S+”, or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. For fixed rate loans, a spread above reference rate is not applicable.

(10)	Security is on non-accrual status and is designated as non-income producing.

Remora Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. ORGANIZATION

Remora Capital Corporation (“we”, “us”, “our” and the “Company”), was formed on October 1, 2024 as a Maryland corporation. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Remora Capital Management, LLC (the “Adviser” and “Remora”), a Delaware limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio. Remora also serves as the Company’s administrator (in such capacity, the “Administrator”).

The Company’s investment objective is to generate a fixed interest income stream and preserve capital through superior loan selection and risk mitigation. The Company has built a diversified portfolio of senior secured loans to middle market companies with headquarters or principal operations in the United States and Canada.

The Company primarily establishes co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. As of December 31, 2025, such programs included sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement, the “Sub-Advisory Agreements”), pursuant to which such non-Remora counterparties provide sub-advisory services to the Company. See “Note 3. Agreements and Related Party Transactions – Sub-Advisory Agreements” for more information. The Company (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications. The Company may also invest in other types of loans and debt securities, collateralized loan obligations, collateralized debt obligations and other securities, and invest in funds and other pooled investment vehicles managed by other loan originators.

In addition, the Company has entered into a loan sourcing agreement with Remora and Eldridge Credit Advisers, LLC (“Eldridge” and such agreement, the “Eldridge Loan Sourcing Agreement”), pursuant to which Eldridge provides loan sourcing services to the Company. The Company has also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for the Company under the Crescent Sub-Advisory Agreement. See “Note 3. Agreements and Related Party Transactions–Administrative and Servicing Agreements—Eldridge Loan Sourcing Agreement” and “—Administrative and Servicing Agreements—Sub-Administration Agreement” for more information.

On September 5, 2025, immediately prior to the Company electing to be regulated as a BDC (the “BDC Election”), each of Remora Capital Partners I, LP (“Fund I”), Remora Capital Partners II, LP (“Fund II”), Remora Capital Partners I QP LP (“Fund I QP”), and Remora Capital Partners II QP, LP (“Fund II QP” and collectively with Fund I, Fund II, and Fund I QP, the “Funds”) merged with and into the Company (the “Mergers”). As a result of the Mergers, the Company issued 16,213,447 shares of common stock, par value $0.001 per share (“Common Stock”), 332,696 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), and acquired a portfolio of assets consisting of $244,112 of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $261,698, which had an aggregate net asset value (“NAV”) of $165,461. After the Mergers, the Company made the BDC Election and commenced operations. See “Note 3. Agreements and Related Party Transactions – Merger Agreements” for more information. As the Company did not commence operations until September 5, 2025, there are no results of operations for the year ended December 31, 2024, and, accordingly, no comparative amounts for the prior year periods are discussed within these notes to the Consolidated Financial Statements.

On September 5, 2025, the Company formed a wholly owned subsidiary, RCC SPV, LLC (“RCC SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of the Company’s portfolio loan investments that are used as collateral for a revolving credit facility with Atlas Securitized Products Administration, L.P. (“Atlas”), as administrative agent (the “Credit Facility”). See “Note 6. Borrowings” for details. The Company consolidates RCC SPV in the presentation of its consolidated financial statements.

The Company is conducting a continuous private offering (the “Private Offering”) of its Common Stock to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), or to non-U.S. persons as provided in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing, an investor purchases shares of the Company’s Common Stock pursuant to a subscription agreement with the Company.

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

The Company consolidates RCC SPV in the presentation of its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented.

The Company has elected to use the extended transition period available to emerging growth companies and will adopt new or revised accounting standards on the dates applicable to non-public business entities.

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

Consolidation

As provided under ASC Topic 946, Financial Services—Investment Companies, the Company generally will not consolidate its investment in a company other than substantially owned investment company subsidiaries, like RCC SPV, or a controlled operating company whose business consists of providing services to the Company.

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, the Company classifies its investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through owning, controlling, or holding with power to vote 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

As a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). As of December 31, 2025, the Company’s qualifying assets constituted 100% of its total assets.

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

Restricted Cash

Restricted cash consists of cash collateral that had been pledged to cover obligations of the Company, in addition to cash funded to escrow for prefunding deals.

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

Investment Valuation

The Company values substantially all of its financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See “Note 5. Fair Value Measurements” for further discussion regarding the fair value measurements and hierarchy.

Derivative Financial Instruments

The Company evaluates any of its financial instruments that are not subsequently measured at fair value to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments or bifurcated embedded derivatives that are accounted for as liabilities, the derivative instrument or feature is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in current period earnings. Derivative liabilities are classified in the statements of assets and liabilities as non-current based on the expected settlement date of the instrument or feature.

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

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, and the Company ceases accruing additional interest or dividends when an investment is placed on non-accrual status.

The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when loans begin paying current cash interest and, in management’s judgment, payments are likely to remain current. The Company may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had $2,916 and $2,473 at cost and fair value, respectively, in investments on non-accrual status, which, when presented as a percentage of total debt investments at cost and fair value, was 1.1% and 1.0%, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. However, $725 of the Company’s legal expenses related to (i) the consent solicitation related to the amendments to the limited partnership agreements of the Funds and the Mergers and (ii) the formation and organization of the Company incurred through September 5, 2025, prior to the commencement of investment operations, were assumed by the Adviser pursuant to the Transaction Fee Letter (as defined below). The Company accrued or paid legal organization expenses related to the consent solicitation, the Mergers and the formation and organization of the Company of $0. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company had $102 of other administrative expenses that were previously subject to contingencies that were advanced and reimbursable to the Adviser pursuant to the Investment Management Agreement (as defined below).

Income Taxes

The Company intends to elect to be treated and to qualify annually as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s shareholders and will not be reflected in the financial statements of the Company.

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

In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner (or is deemed to timely distribute) in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income. As of December 31, 2025, the Company met the requirements to qualify as a RIC under the Code.

Distributions

To the extent that the Company has taxable income available, the Company intends to make distributions at least quarterly on its Common Stock and Preferred Stock. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Directors of the Company (the “Board”). In making this determination, the Board will consider all relevant factors, including: the Company’s earnings and the amount of cash available for distribution, capital expenditure, reserve requirements, and general operational requirements; maintenance of the tax treatment as a RIC; compliance with applicable BDC regulations; and such other factors as the Board may deem relevant from time to time.

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

The Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as the Board may designate) in an amount equal to (i) 7.5 basis points (“bps”) (or 0.075%) per annum (the “Initial Dividend Rate”) through the first anniversary of September 5, 2025, the date the Company elected to be regulated as a BDC (the “BDC Election Date”) and (ii) 10 bps (or 0.1%) per annum (the “Fixed Dividend Rate”) after such first anniversary.

The following table presents distributions that were declared and payable on the Company’s securities during the year ended December 31, 2025 (dollar amounts in thousands):

Distributions on Preferred Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
September 30, 2025	September 30, 2025	November 7, 2025	$0.036	$12
December 31, 2025	December 31, 2025	January 30, 2026	$0.141	$47
Total				$59

Distributions on Common Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
October 31, 2025	October 31, 2025	January 30, 2026	$0.062	$1,011
November 5, 2025	November 5, 2025	November 7, 2025	$0.023	$368
November 30, 2025	November 30, 2025	January 30, 2026	$0.060	$1,012
December 31, 2025	December 31, 2025	January 30, 2026	$0.065	$1,148
Total				$3,539

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See “Note 8. Commitment and Contingencies” for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued and outstanding.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. See “Note 10. Segment Reporting” for more information.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024, however, because the Company is utilizing the extended transition period available to emerging growth companies, the required adoption date is for annual reporting periods beginning after December 15, 2025. The standard is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09; however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2027 and interim periods beginning with the first quarter ended March 31, 2029, because the Company is utilizing the extended transition period available to emerging growth companies, the Company will adopt this standard on the non-public business entity timeline. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2027 because the Company is utilizing the extended transition period available to emerging growth companies, the Company will adopt this standard on the non-public business entity timeline. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and related disclosures.

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

Management Fee

The management fee is calculated at an annual rate of 1.00% of the par value of the Company’s loan assets and similar portfolio investments outstanding (notwithstanding any lower valuation assigned to such loan asset or similar portfolio investment by the Board) in advance as of the first day of each calendar quarter. The management fee for any partial quarter is prorated during the relevant calendar quarter.

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred gross management fees of $789, $197 of which was waived by the Adviser (see “Fee Waivers” below).

Incentive Fee

The Company pays the Adviser an incentive fee as set forth below. The incentive fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.

Investment Income Incentive Fee

Under the investment income component of the incentive fee, the Company pays the Adviser each quarter an incentive fee with respect to pre-incentive fee net investment income. The investment-income component is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income are based on the pre-incentive fee net investment income earned for the quarter.

For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the Company’s administration agreement with Remora (the “Administration Agreement”) and dividends paid on any issued and outstanding Preferred Stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment income incentive fee attributable to deferred interest features is paid only if and to the extent received in cash, and any accrual thereof is reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income do not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company accrued $256 in income-based incentive fees, which were fully waived (see “Fee Waivers” below).

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

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company accrued no capital gains incentive fees.

Fee Waivers

For the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its management fees and 100% of its incentive fees under the Investment Management Agreement. Any such waiver of management fees or incentive fees will not be revocable during the term, and the amounts waived will not be subject to any right of future recoupment in favor of Remora.

The Company commenced operations on September 5, 2025, and began accruing management fees and incentive fees on that date as a result. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Adviser waived $197 in management fees and $256 in income-based incentive fees.

Sub-Advisory Agreements

Crescent Sub-Advisory Agreement

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

“Crescent Aggregate Investment Value” means, as of any particular date, the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by Crescent; provided that, for purposes of the Crescent Management Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company did not incur any Crescent Management Fees.

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

Kayne Sub-Advisory Agreement

On September 5, 2025, the Company entered into the Kayne Sub-Advisory Agreement. Pursuant to the Kayne Sub-Advisory Agreement, Kayne presents investment opportunities in loan assets that it identifies, sources, negotiates, monitors, and manages on behalf of the Company, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to the Company, and the ultimate discretion and approval of Remora (such investments, following approval by Remora pursuant to the Kayne Sub-Advisory Agreement and the Company’s purchase thereof, “Kayne Portfolio Investments”).

As compensation for its services under the Kayne Sub-Advisory Agreement, the Company pays Kayne, in arrears, a quarterly sub-management fee equal to 0.75% per annum of the Aggregate Investment Value (as defined below) of the Kayne Portfolio Investments, as computed by Kayne for each day during the applicable calendar quarter. For purposes of the Kayne Sub-Advisory Agreement, “Aggregate Investment Value” means, as of any particular date, the amount of capital invested by the Company in Kayne Portfolio Investments less any returns of such capital (but not net of income or capital appreciation received by the Company) and permanent write-offs. Kayne is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Kayne Sub-Advisory Agreement. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred $27 in sub-management fees payable to Kayne under the Kayne Sub-Advisory Agreement, which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations.

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

Administrative and Servicing Agreements

Eldridge Loan Sourcing Agreement

On September 5, 2025, the Company entered into the Eldridge Loan Sourcing Agreement with Eldridge and Remora. Pursuant to the Eldridge Loan Sourcing Agreement, Eldridge identifies potential investment opportunities for the Company. Remora, as the investment adviser to the Company, retains sole discretion with respect to any existing or future investment opportunities identified by Eldridge. In connection with any investment opportunities sourced by Eldridge in which the Company invests, Eldridge provides the Company and Remora with certain ongoing information about such investments, as more fully described in the Eldridge Loan Sourcing Agreement.

As compensation for the services provided under the Eldridge Loan Sourcing Agreement, the Company pays Eldridge, in arrears, a quarterly fee equal to the Annual Applicable Rate of the Eldridge Aggregate Investment Value (each as defined below) computed by Eldridge for each day during the applicable calendar quarter. “Eldridge Aggregate Investment Value” means, as of any particular date, the aggregate value of all investments sourced by Eldridge pursuant to the Eldridge Loan Sourcing Agreement (or any previous agreement between the Company and an affiliate) and held by the Company (“Eldridge Approved Investments”) as of such date based on the most current valuation; provided that the value of any particular Eldridge Approved Investment will not exceed the outstanding principal balance of such Eldridge Approved Investment as of such date. “Applicable Annual Rate” means 0.80% per annum. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred $580 in fees payable to Eldridge under the Eldridge Loan Sourcing Agreement, which was included in “Administration expense” on the Consolidated Statement of Operations.

The Eldridge Loan Sourcing Agreement will continue until its termination, which will occur upon the earliest of (i) any party’s decision to terminate the Eldridge Loan Sourcing Agreement, which will occur upon not less than ninety (90) days’ written notice to the other party, (ii) the termination of Remora as the investment adviser of the Company, and (iii) the date on which a party to the Eldridge Loan Sourcing Agreement terminates the Loan Sourcing Agreement for Cause (as such term is defined in the Eldridge Loan Sourcing Agreement).

If the Eldridge Loan Sourcing Agreement is terminated by Remora in certain enumerated circumstances, Eldridge (either directly and/or through its affiliates, controlled funds, client accounts, other third parties, or any combination of the foregoing) may elect to purchase from the Company, subject to compliance with any applicable credit agreement documentation, all Eldridge Approved Investments for an aggregate purchase price equal to the fair value of the Eldridge Approved Investments (as determined by a nationally recognized and reputable independent third-party valuation firm reasonably acceptable to Remora and Eldridge). The Company and Eldridge have agreed to each pay 50% of the costs of such appraiser’s valuation of the Eldridge Approved Investments held by the Company.

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

Administration Agreement

On September 5, 2025, the Company entered into the Administration Agreement with Remora (in such capacity, the “Administrator”), pursuant to which the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Payments under the Administration Agreement are equal to the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including the costs and expenses charged by any sub-administrator that may be retained by the Administrator to provide services to the Company or on the Administrator’s behalf. Specifically, the reimbursements made by the Company to the Administrator include, but are limited to: (i) the allocable portion of the Administrator’s rent; (ii) the allocable portion of the annual cost of the Company’s General Counsel, Chief Compliance Officer, Chief Financial Officer and their respective staffs, subject to a cap equal to 22.5 basis points of the Company’s NAV at the end of each fiscal year; (iii) costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements, registration statement amendments, prospectus supplements, proxy statements and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications; and (iv) all fees, costs and expenses associated with the engagement of a sub-administrator.

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

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred administrator expenses of $179 related to the Administration Agreement with Remora, which was included in “Administration expense” on the Consolidated Statement of Operations.

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

The Company pays the Sub-Administrator, in arrears, a quarterly administration fee (the “Administration Fee”) equal to 0.30% per annum of the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by the Sub-Administrator; provided that, for purposes of the Administration Fee calculation, the value of any particular investment may not exceed the outstanding principal balance of such investment as of such date. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company did not incur any Administration Fees payable to Crescent under the Sub-Administration Agreement.

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

As the Company qualifies as an investment company under ASC 946 and the Funds were not under common control, the transactions in the Merger were accounted for as asset acquisitions in accordance with ASC 805-50. As a result, the total consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values on the acquisition date. No goodwill was recognized.

Under the Merger Agreements, the limited partners of each of the Funds respectively received a number of shares of Common Stock equal to such limited partner’s consideration multiple, multiplied by 9,798.928, and a number of shares of Preferred Stock equal to such limited partner’s consideration multiple, multiplied by 201.072. Each investor received a pro rata amount of shares equal to their account’s NAV in the respective limited partnership in exchange for shares of the Company equal to $10.00 per share for the Preferred Stock and $10.00 per share for the Common Stock. The Mergers closed on September 5, 2025, prior to the BDC Election.

The following table is a summary of the Net Asset Value and Merger Consideration of the Funds as of the date of the Mergers’ close, September 5, 2025. The net assets were primarily driven by the investments held at the respective Fund. Values are in thousands except for shares:

Remora Capital Corporation – Net Asset Value and Merger Consideration Schedule
Fund	Net Asset Value Merger Consideration	Preferred Stock	Common Stock	Preferred Shares	Common Shares
Remora Capital Partners I, LP	$13,621	$274	$13,347	27,388	1,334,726
Remora Capital Partners I QP LP	$81,519	$1,639	$79,880	163,913	7,988,040
Remora Capital Partners II, LP	$11,513	$232	$11,281	23,148	1,128,102
Remora Capital Partners II QP, LP	$58,808	$1,182	$57,626	118,247	5,762,579
Total	$165,461	$3,327	$162,134	332,696	16,213,447

4. INVESTMENTS

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$254,405	$253,989	100.0%	100.0%
Total	$254,405	$253,989	100.0%	100.0%

The following is a summary of the industry classifications in which the Company was invested as of December 31, 2025 (dollar amounts in thousands):

As of December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$254,405	$253,989	100.00%	100.00%
Total	$254,405	$253,989	100.00%	100.00%

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

The following fair value hierarchy table sets forth the Company’s investments by level as of December 31, 2025:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loans	$—	$—	$253,989	$253,989
Total portfolio company investments	—	—	253,989	253,989
Cash equivalents(1)	3,146	—	—	3,146
Total portfolio company investments and cash equivalents	$3,146	$—	$253,989	$257,135

(1)	“Cash equivalents” represents amounts held in interest-bearing money market funds as of December 31, 2025.

The Company commenced operations on September 5, 2025, and accordingly, there were no investments outstanding as of December 31, 2024.

Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either floating or fixed and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the Company’s senior secured loans ranged between 8.42% to 15.00% as of December 31, 2025. The maturity dates on the Company’s senior secured loans outstanding as of December 31, 2025 range between February 2026 and September 2031. As of December 31, 2025, the weighted average spread over the applicable SOFR for the Company’s senior secured loans outstanding was 5.60% and the weighted average contractual interest rate was 9.45%.

The following table provides a reconciliation of the beginning and ending balances of the Company’s investments at fair value that use Level 3 inputs for the period from September 5, 2025 (commencement of operations) to December 31, 2025:

For the period from September 5, 2025 (commencement of operations) to December 31, 2025
	First Lien Senior Secured Loans	Total Investments
Balance as of September 5, 2025 (commencement of operations)	$-	$-
Net change in unrealized gain (loss)	(416)	(416)
Non-cash purchases of investments(1)	233,481	233,481
Purchases of investments and other adjustments to cost(2)	37,028	37,028
Proceeds from principal payments and sales on investments(3)	(16,227)	(16,227)
Amortization of premium/accretion of discount, net	123	123
Net realized gain (loss) on investments	-	-
Balance as of December 31, 2025	$253,989	$253,989
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$(416)	$(416)

(1)	Value represents investments acquired through completion of the Mergers.

(2)	Includes purchases of new investments, effects of refinancing and restructurings and PIK interest.

(3)	Represents net proceeds from investments sold and principal paydowns received.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the period from September 5, 2025 (commencement of operations) to December 31, 2025, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2025
	Fair	Valuation	Unobservable	Range				Weighted
Investment Type	Value	Technique (1)	Input	Low		High		Average
First Lien Senior Secured Loans	$225,328	Market Yield Analysis	Market Yield Discount Rates	7.2%		11.2%		8.4%
		Guideline Public Companies	EBITDA Multiples	5.4	x	16.8	x	9.6	x
		Transactions Precedent	EBITDA Multiples	6.4	x	18.9	x	10.8	x

First Lien Senior Secured Loans	$9,431	Market Yield Analysis	Market Yield Discount Rates	12.9%		14.3%		13.5%
		Guideline Public Companies	EBITDA Multiples	7.2	x	10.3	x	9.3	x
		Transactions Precedent	EBITDA Multiples	10.0	x	13.7	x	12.7	x
		Discounted Cash Flow	WACC	8.3%		10.1%		9.0%
			Long-Term Growth Rate	2.0%		2.0%		2.0%
First Lien Senior Secured Loans	$3,807	Guideline Public Companies	EBITDA Multiples	6.0	x	7.5	x	6.6	x
		Transaction Precedent	EBITDA Multiples	8.0	x	9.5	x	8.6	x
		Discounted Cash Flow	WACC	9.1%		9.1%		9.1%
			Long-Term Growth Rate	1.0%		1.0%		1.0%
Total	$238,566

(1)	Excludes investments of $15,423 at fair value where valuation was determined by recent business transactions.

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

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage ratio was 318.3%. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock, will constitute a “senior security” for purposes of the 150% asset coverage test. See Note 7 for further discussion of the Preferred Stock.

On September 5, 2025, the Company entered into a Revolving Credit and Security Agreement (the “Credit Facility Agreement”) for the Credit Facility by and among RCC SPV, as borrower, the Company, as servicer, Atlas, as administrative agent, Atlas Securitized Products, L.P., as lead arranger, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and as document custodian, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time. The Credit Facility provides for $150 million of initial commitments with (x) a committed accordion feature pursuant to which the commitments shall be increased to $250 million, at the Company’s option with 15 business days’ notice, or by no later than the first anniversary of the closing date of the Credit Facility, and (y) an uncommitted accordion feature that allows for commitments up to $500 million from new and existing lenders on the same terms as the existing commitments, subject to market conditions. Advances under the Credit Facility bear interest at one-month Term SOFR plus an applicable margin of 2.00% during the revolving period. Subject to certain performance conditions, the applicable margin could increase to 2.25% during the revolving period and could range up to 2.50% during the amortization or “End of Life Option” periods (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides for an unused commitment fee of 0.50% per annum on the unused commitments up to 50% of the commitments and 0.75% on the unused commitments in excess of 50% of the commitments, as well as other customary fees, from the effective date of the Credit Facility through September 5, 2028. The Credit Facility matures on September 5, 2030; provided, however, that RCC SPV and Atlas may mutually agree to extend the maturity date to September 5, 2032 pursuant to the “End of Life Option” under the Credit Facility Agreement.

As of December 31, 2025, the Company had $77,800 in borrowings outstanding with $72,200 of availability under the Credit Facility and were accruing interest based on a weighted average interest rate of 6.05%.

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

The Credit Facility is recorded in the balance sheet on an amortized cost basis. The fair value of the Credit Facility approximates its carrying value due to its recent origination and because the Credit Facility is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred financing costs of $2,954 in conjunction with the Credit Facility, which have been recorded as a deduction to the carrying value of the Credit Facility liability and are being amortized into interest expense on a straight-line basis through the maturity date of the Credit Facility.

For the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company incurred total interest expense of $1,987, which includes $190 of amortization of deferred financing costs.

The following summarizes the reconciliation of the carrying value of the Credit Facility as of December 31, 2025:

As of December 31, 2025
Borrowings under Credit Facility	$77,800
Unamortized deferred financing costs	(2,764)
Net carrying value of Credit Facility	$75,036

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

The following table summarizes the issuance of shares of Common Stock during the year ended December 31, 2025 (dollar amounts in thousands):

	Common Stock
Subscriptions Effective	Shares Issued	Net Proceeds
During the year ended December 31, 2025
April 30, 2025	1,000	$10
September 5, 2025(1)	16,213,447	162,134
November 6, 2025	583,450	5,852
December 1, 2025	944,467	9,473
Total	17,742,363	$177,469

(1)	Represents non-cash issuance of Common Stock prior to the Company’s election to be regulated as a BDC.

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

Redemption

For so long as any shares of Preferred Stock are outstanding, the Company shall have asset coverage of at least 150% as of the close of business on the last business day of any of the three-month periods ending March 31, June 30, September 30, or December 31 of each year. If the Company fails to comply with the asset coverage requirement as of the last business day of any calendar quarter and such failure is not cured as of the date that is thirty calendar days following the date of filing of the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, the Company shall, to the extent permitted by the 1940 Act and Maryland law, fix a redemption date and proceed to redeem in accordance with the terms of such Preferred Stock, a sufficient number of shares of Preferred Stock, to enable it to meet the requirements of the asset coverage requirement. In the event that any shares of Preferred Stock then outstanding are to be redeemed, the Company shall redeem such shares at a price per share equal to the Liquidation Preference ($25.00 per share) for the shares of the Preferred Stock, plus an amount equal to all unpaid dividends and distributions on such shares accumulated to (but excluding) the date fixed for such distribution or payment on such shares (whether or not earned or declared by the Company, but excluding interest thereon).

At the discretion of the Board, the Company may make tender offers for the repurchase of its Preferred Stock subject to compliance with the asset coverage requirements of the 1940 Act.

Conversion

The Preferred Stock is not convertible into any other class of the Company’s equity securities.

The Company assessed the rights and preferences of the Preferred Stock and determined that it was not required to be liability classified under ASC 480. In addition, the Company assessed the embedded features in the Preferred Stock and determined that the contingent redemption rights described above met the requirements for bifurcation as a derivative liability. As of the issuance date of the Preferred Stock and December 31, 2025, the Company determined that any fair value associated with the bifurcated derivative liability was de minimis given the remote probability of the related triggering events. Further, given the presence of these contingent redemption rights that are potentially outside of the Company’s control, the Company determined the Preferred Stock should be presented outside of permanent equity in temporary equity. The Preferred Stock was initially recognized at its fair value as of the date of the Mergers as described above. As the Preferred Stock is not currently redeemable or probable of becoming redeemable, the Company is not subsequently remeasuring the Preferred Stock to its redemption value. During the period from September 5, 2025 (commencement of operations) to December 31, 2025, the Company recognized $59 in distributions declared to the holders of the Preferred Stock under the dividend provisions described above.

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

As of December 31, 2025, the Company had the following unfunded commitments to portfolio companies:

December 31, 2025
Investments—non-control/non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value(1)
First Lien Debt
402 Ventures, LLC	Revolver	9/26/2029	$85	$-
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$-
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$117	$-
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$-
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$-
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$541	$(3)
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$450	$(4)
CentralBDC Enterprises, LLC	Revolver	6/11/2029	$22	$-
Concord III, L.L.C.	Revolver	12/20/2028	$14	$-
Crosslake Intermediate, LLC	Revolver	5/17/2029	$130	$-
Cultural Experiences Abroad, LLC	Revolver	8/16/2028	$143	$-
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$-
EDGE Intermediate, LLC	Revolver	6/5/2029	$117	$-
Exec Connect Intermediate LLC	Delayed Draw	3/11/2029	$100	$-
Exec Connect Intermediate LLC	Revolver	3/11/2029	$60	$-
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$330	$-
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$-
Greenrise Technologies, LLC	Delayed Draw	7/19/2029	$260	$-
Greenrise Technologies, LLC	Revolver	7/19/2029	$10	$-
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$-
JA Moody LLC	Delayed Draw	11/29/2029	$355	$-
JA Moody LLC	Revolver	11/29/2029	$96	$-
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2026	$1	$-
Modular Devices Acquisition, LLC	Revolver	12/28/2026	$32	$-
MOXFIVE LLC	Revolver	8/16/2029	$230	$-
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$475	$(3)
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$354	$(5)
PAG Holding Corp.	Revolver	12/22/2029	$46	$-
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$30	$-
Prime ABA Holdings, Inc.	Delayed Draw	9/16/2030	$35	$-
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$297	$-
Project Alliance Buyer, LLC	Revolver	8/27/2031	$991	$(13)
Providus MPS Buyer LLC	Revolver	8/16/2029	$172	$-
QM Buyer, Inc.	Delayed Draw	12/6/2030	$445	$-
QM Buyer, Inc.	Revolver	12/6/2030	$220	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Revolver	12/23/2030	$198	$-
Rose Paving, LLC	Revolver	11/7/2029	$134	$-
Rose Paving, LLC	Delayed Draw	11/7/2029	$4	$-
Science Care Parent Inc.	Delayed Draw	7/23/2027	$48	$-
Science Care Parent Inc.	Revolver	7/23/2027	$75	$-
Talent Worldwide Inc.	Revolver	12/18/2029	$52	$-
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$-
Total Unfunded Commitments			$8,627	$(28)

(1)	Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

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

9. INCOME TAXES

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments, if any; (3) temporary differences in the recognition of expenses for book and tax purposes; and (4) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2025, the components of tax-basis distributable earnings differ from GAAP due to temporary and other book/tax differences, as follows (dollar amounts in thousands):

December 31, 2025
Undistributed net investment income (loss)	$238
Other accumulated gains (losses)	-
Other expenses not currently deductible	-
Net tax unrealized appreciation (depreciation)	(353)
Total distributable earnings (deficit)	$(115)

During the year ended December 31, 2025, permanent differences were principally related to non-deductible offering costs.

Additionally, GAAP requires that certain components of net assets relating to permanent differences be reclassified between financial and tax reporting. These reclassifications have no effect on net assets or net asset value per share. For the year ended December 31, 2025, the following table shows the reclassifications made:

December 31, 2025
Fund	Paid in Capital	Accumulated Earnings (Loss)
Remora Capital Corp.	$(297)	$297
Total	$(297)	$297

The following table reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2025 (dollar amounts in thousands):

December 31, 2025
Net increase (decrease) in net assets resulting from operations	$3,186
Net realized gain (loss)	-
Net change in unrealized appreciation (depreciation)	353
Expenses not currently deductible and income and realized losses not currently includable	-
Non-deductible expenses and income not includable	297
Taxable/distributable income	$3,836

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may be carried forward indefinitely and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. The Company did not have any capital losses for the year ended December 31, 2025.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025 was as follows (dollar amounts in thousands):

December 31, 2025
Tax cost	$254,343
Gross unrealized appreciation	821
Gross unrealized depreciation	(1,174)
Net unrealized investment appreciation (depreciation) on investments	$(353)

The tax character of distributions paid during the year ended December 31, 2025 was as follows (dollar amounts in thousands):

December 31, 2025
Ordinary income	$3,598
Capital gains	-
Total distributions paid	$3,598

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of the Company’s financial highlights (dollar amounts in thousands, except per share data):

For the period from September 5, 2025 (commencement of operations) to December 31, 2025
Per share data:
Net asset value at beginning of period	$-
Net investment income(1)	0.22
Net realized gain /(loss)(1)	-
Net change in unrealized (depreciation)(1)	(0.03)
Net (decrease) increase in net assets resulting from operations(1)	0.19
Stockholder distributions from income(1)(2)	(0.21)
Issuance of common stock(1)	10.00
Total increase (decrease) in net assets(1)	9.98
Net asset value at end of period(1)	$9.98

Common shares outstanding at end of period	17,742,363
Preferred shares outstanding at end of period	332,696
Total return(2)(3)	1.90%

Ratio/Supplemental data:
Net assets applicable to common shares, end of period	$177,057
Ratio of net expenses including waivers applicable to common shares (4)	6.99%
Ratio of net investment income to average net assets applicable to common shares(4)	7.69%
Portfolio turnover rate applicable to common shares (5)	6.54%
Average debt outstanding	$80,159
Weighted average debt per common share	$4.52

(1)	The per share data was derived by using the shares of Common Stock outstanding during the period.

(2)	Total return is calculated as the change in NAV per share applicable to common shares during the period, plus distributions per share, if any, divided by the beginning NAV per share applicable to common shares. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share applicable to common shares preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding for common shares during the period and certain per share data based on shares outstanding as of a period end or transaction date. Total return is not annualized and does not reflect any impact of time, which for the current reporting period represented only 117 days.

(4)	Ratios are annualized, excluding one-time costs, which were not annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

11. SEGMENT REPORTING

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

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Appointment of Chief Financial Officer and Treasurer

On January 9, 2026, the Board appointed Kyleah Adamson as Chief Financial Officer and Treasurer of the Company, effective immediately. In addition to serving as the Company’s Chief Financial Officer and Treasurer, Ms. Adamson is also an employee of Remora.

Prior to joining Remora, beginning in June 2015, Ms. Adamson served in various roles at Goldman Sachs & Co. LLC (“Goldman”), beginning in the FICC Division as a Senior Analyst and Global Lending Product Controller and ending in the Asset Management Division, first as a Vice President and Product Controller for private equity and real estate products and then as a Vice President and Fund Product Controller for public equity and debt funds. Prior to her tenure at Goldman, Ms. Adamson was a Senior Solution Center Administrator at Automatic Data Processing in Fort Collins, Colorado, from February 2010 to January 2014. Ms. Adamson holds a BS in Business Administration with concentrations in finance and investment analysis from Colorado State University.

Ms. Adamson’s appointment coincided with the resignation, effective immediately, of Daniel Mafrice as the Company’s interim Chief Financial Officer. Mr. Mafrice’s decision to resign was not the result of any disagreement relating to Remora or the Company’s operations, policies or practices. Mr. Mafrice will continue to serve in his roles as the Company’s President and Chief Executive Officer, as well as the Chairman of the Board.

Share Issuances

On January 2, 2026, the Company issued 713,727 shares of Common Stock for an aggregate offering price of $7,123,000.

On February 2, 2026, the Company issued 627,255 shares of Common Stock for an aggregate offering price of $6,260,000.

On March 2, 2026, the Company issued 372,846 shares of Common Stock for an aggregate offering price of $3,721,000.

On January 31, 2026 and February 28, 2026, the Board declared monthly dividends to stockholders in amounts equal to 100% of the Company’s net investment income for the months of January and February 2026, respectively. These dividends were declared subsequent to December 31, 2025 and therefore are not reflected in the accompanying consolidated financial statements.

No underwriting discounts or commissions were paid in connection with any of the foregoing sales of Common Stock. Each sale of Common Stock was made pursuant to subscription agreements between the Company and its investors. The foregoing issuances and sales of the Common Stock are exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction and oversight of the Board. The responsibilities of the Board include, among other things, the overseeing of our investment activities, determining our NAV on a quarterly basis and overseeing our financing arrangements and corporate governance activities. The Board consists of three members, two of whom are Independent Directors. The Board elects our executive officers, who serve at the discretion of the Board.

Directors

Under our Articles of Incorporation, the directors are divided into three classes. Directors of each class hold office for terms ending at the third annual meeting of shareholders after their election and when their respective successors are elected and qualified. However, the initial members of the three classes of directors have initial terms ending at the first, second and third annual meeting of shareholders after the BDC Election, respectively. In addition, the holders of shares of our Preferred Stock are entitled, as a class, to the exclusion of the holders of all other classes of our capital stock, to elect two directors at all times (regardless of the total number of directors serving on the Board) and to elect a majority of the directors if distributions on the Preferred Stock are in arrears by two full years or more. Scott Elsworth and Greg Sherman have been designated as the Preferred Stock directors in such instance.

The address for each director is c/o Remora Capital Corporation, 3200 West End Avenue, Suite 500, Nashville, Tennessee 37203. Information regarding the Board is as follows:

Name	Age	Position(s) held with the Company	Length of Time Served	Principal Occupation for the Last Five Years	Expiration of Term	Other Directorships
Daniel Mafrice	47	President, Chief Executive Officer, Director	Since 2025	Chief Executive Officer and Chief Investment Officer	2026	--
Greg Sherman	47	Director	Since 2025	Attorney	2027	--
Scott Elsworth	46	Director	Since 2025	Attorney	2028	--

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Kyleah Adamson	38	Chief Financial Officer and Treasurer	2026
Frank Galea	57	Chief Compliance Officer	2025
Joe Altman	51	Secretary	2025

The address for each executive officer who is not a director is c/o Remora Capital Corporation, 3200 West End Avenue, Suite 500, Nashville, Tennessee 37203.

Biographical Information

Directors

Our Board is divided into two groups: interested directors and the Independent Directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Interested Director

Daniel Mafrice. Mr. Mafrice has served as our President, Chief Executive Officer and as chairman of the Board since 2025, and as the Chief Executive Officer and Chief Investment Officer and member of the Investment Committee of Remora since its founding in 2021. Mr. Mafrice has over 25 years of direct experience in leveraged finance, principal investing, portfolio management, due diligence and business operations executive management and ownership. He has significant experience shaping and implementing turnaround and growth strategies for small businesses and middle market growth companies as both a financier and Chief Executive Officer.

Prior to founding Remora, Mr. Mafrice has been an entrepreneur, CEO, business owner and was formerly a Vice President in the Investment Banking Leveraged Finance Group of Jefferies & Company. Mr. Mafrice has participated in over $10 billion of leveraged finance transactions for U.S. middle market growth companies through the structuring, marketing and placing of private credit loans, high yield bonds and mezzanine securities associated with financial sponsor LBOs, refinancings, dividend recapitalizations, and roll-up acquisitions. Mr. Mafrice has worked extensively with the executive management teams of middle-market companies across several industries, including education technology, consumer, retail, food & beverage, government defense, aerospace, automotive, general industrial, oil & gas, media, technology, business services, and hotels. Mr. Mafrice has assisted companies to derive and execute important corporate strategy decisions, including: capital structure planning, raising both debt and equity capital, regional and international expansions, acquisitions, spinoffs, and corporate restructurings and reorganizations. Mr. Mafrice graduated from the University of Michigan Business School with a BBA, with distinction, in Finance and Accounting.

We believe Mr. Mafrice’s extensive experience in investment management and expertise in financial business operations provide him with important and valuable skills relevant to us, which makes him well qualified to serve as a member of our Board.

Independent Directors

Greg Sherman. Mr. Sherman is a seasoned in-house attorney specializing in the commercialization of pharmaceutical products, with extensive experience navigating complex legal and business landscapes. Currently serving as Senior Associate General Counsel at Gilead Sciences (“Gilead”), a company he joined in June 2016, he leads a team of attorneys supporting global commercialization organizations across multiple therapeutic areas including Virology, Oncology, and Inflammation. His work involves collaborating with executive business leaders to manage risk associated with the promotion of Gilead’s innovative treatments around the globe. Before his current role, Greg held multiple positions at Gilead, including leading the legal function that supports Gilead’s $17 billion U.S. HIV Business Unit.

Greg’s legal career began at prestigious law firms, including Sidley Austin and Hooper, Lundy & Bookman, where he provided legal advice to leading pharmaceutical manufacturers, medical device companies, laboratories, and large healthcare institutions. In addition to his regulatory counseling, he advised life science companies on significant transactions and represented clients in a variety of litigation matters. With a JD from the University of California College of Law, San Francisco (formerly UC Hastings), and a BA in Political Science from the University of Michigan, Greg has received numerous accolades for his academic achievements. He is also a published author, contributing to discussions on health law and compliance in trade publications. Greg is a member of the State Bar of California.

We believe Mr. Sherman’s extensive experience at the intersection of business and law, including in highly regulated fields like those that comprise our portfolio, provide him with important and valuable skills relevant to us, which makes him well-qualified to serve as a member of our Board.

Scott Elsworth. Mr. Elsworth is a partner in Chapman and Cutler’s Asset Securitization Department and Banking and Financial Services Department, having joined the firm in June 2019. Mr. Elsworth’s practice is focused on representing commercial banks, financial institutions, borrowers, and issuers in a wide range of domestic and international financings. He has extensive experience representing lenders and purchasers in warehouse facilities, securitization transactions, and structured finance matters involving a wide variety of asset classes, including small business loans, commercial loans, consumer loans, student loans, and equipment leases. His experience also includes advising senior, mezzanine, and unsecured lenders in connection with the structuring and documentation of syndicated cash-flow and asset-based credit facilities. He has broad experience with sponsor-backed acquisition finance facilities, working capital loans, unitranche facilities, and cross-border financings. Mr. Elsworth has practiced for 15 years at AmLaw 200 firms. Mr. Elsworth holds a BBA from the University of Michigan Business School and a J.D., MBA from Washington University School of Law and Olin Business School.

We believe Mr. Elsworth’s extensive experience in the financial sector across a wide variety of asset classes provides important and valuable skills relevant to us, which makes him well-qualified to serve as a member of our Board.

Executive Officers who are not Directors

Kyleah Adamson. Ms. Adamson has been Chief Financial Officer and Treasurer of the Company since January 2026, as well as an employee of Remora. Prior to joining Remora, beginning in June 2015, Ms. Adamson served in various roles at Goldman Sachs & Co. LLC (“Goldman”), beginning in the FICC Division as a Senior Analyst and Global Lending Product Controller and ending in the Asset Management Division, first as a Vice President and Product Controller for private equity and real estate products and then as a Vice President and Fund Product Controller for public equity and debt funds. Prior to her tenure at Goldman, Ms. Adamson was a Senior Solution Center Administrator at Automatic Data Processing in Fort Collins, Colorado, from February 2010 to January 2014. Ms. Adamson holds a BS in Business Administration with concentrations in finance and investment analysis from Colorado State University.

Joe Altman. Mr. Altman has been a Principal and member of the Investment Committee of Remora since its founding in 2021 and our Secretary since May 2025. He also served as Chief Compliance Officer of Remora from March 2024 to June 2025. Mr. Altman has over 28 years of direct experience in principal investing, portfolio management, due diligence, and leveraged finance.

Mr. Altman began his career in corporate finance and worked at Jefferies, the global investment bank. During his tenure, he specialized in mergers and acquisitions, public and private equity offerings and leveraged finance. He was a generalist negotiating on behalf of a broad range of clients in varying industries and scenarios. In 2002, Mr. Altman joined a family office that completed the leveraged buyout of a publicly traded manufacturing and business services conglomerate. Mr. Altman led the team that sold both operating subsidiaries to strategic investors in 2006. In 2008, Mr. Altman formed COMPOUND Capital Management with Mr. Kyriopoulos. Since then, they have managed a value-oriented, tax-efficient, long-term investment partnership, primarily focused on concentrated publicly traded U.S. equities. In 2020, Mr. Altman and Mr. Kyriopoulos acquired privately held RUTLAND, a leading U.S. manufacturer of refractory products to major retailers nationwide. Mr. Altman graduated from the University of Virginia with a BA in English Literature & Language.

Frank Galea. Mr. Galea has been the Chief Compliance Officer of the Company since June 2025 and the Chief Compliance Officer of Remora since June 2025.

Mr. Galea began his career in asset management at Wells Fargo Funds Management Group as Technology Manager for business continuity, information security and Compliance initiatives. In 2006, he joined the Compliance team at Charles Schwab Investment Management and was responsible for portfolio guideline monitoring across the platform. In 2010, Mr. Galea joined TIAA to run the anti-corruption (FCPA) program and the real assets compliance program. He moved to TIAA’s Nuveen division providing compliance support to private market affiliates, including Churchill Asset Management, which launched three BDCs during his tenure. While at Nuveen, Mr. Galea served as Chief Compliance Officer (“CCO”) for the AGR Partners affiliate. In 2022, Mr. Galea joined ACA Group as a Director and outsourced CCO to multiple registered investment advisers and BDCs, including each of PennantPark Investment Corp. and PennantPark Floating Rate Capital Ltd. from May 2023 to April 2025, both of which are BDCs, 5C Lending Partners Corp., a BDC, as well as its registered investment adviser, 5C Investment Partners, from June 2024 to April 2025, and Rainier Capital Partners, a registered investment adviser, from May 2023 to April 2025. Mr. Galea joined Kroll’s Financial Services Compliance and Regulation practice as a Director in April 2025 and has served as CCO to each of Muzinich BDC, Inc. and Muzinich Corporate Lending Income Fund, Inc. from May 2025 to the present. Mr. Galea graduated from San Francisco State University with a Bachelor’s degree in Economics and is a CFA charterholder.

Committees of the Board of Directors

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Scott Elsworth and Greg Sherman, both of whom are Independent Directors. Mr. Elsworth serves as the chair of the Audit Committee and qualifies as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of us or of Remora, as defined in Section 2(a)(19) of the 1940 Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of Independent Directors and assessing the compensation paid to Independent Directors of the Board. The Nominating and Corporate Governance Committee consists of Scott Elsworth and Greg Sherman, both of whom are Independent Directors. Mr. Sherman serves as the chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws (“Bylaws”). Our Bylaws provide that a shareholder who wishes to nominate a person for election as a director at a meeting of shareholders must deliver written notice to our Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in our Bylaws.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No. 1 to our Registration Statement on Form 10 on July 28, 2025.

Board Observers

The Board may, from time to time, also invite certain individuals to observe board meetings. Remora has recommended that Nour Daoud, Director of Alternative Investments at Lido Advisors, LLC, be invited to observe meetings of the Board from time to time. Mr. Daoud has spent over twenty-five years in a variety of senior-level roles, primarily focused on alternative investment strategies for institutional and ultra-high-net-worth investors.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our personnel, including our directors, officers, and “Access Persons” of Remora. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2025, with exception for two transactions relating to the issuance of securities in connection with the Mergers that were reported late by each of Daniel Mafrice and Scott Elsworth due to inadvertent administrative delay, both of which were subsequently reported by filing a Form 4, the Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors and officers that is reasonably designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation.

None of our officers receive direct compensation from us. We have agreed to reimburse Remora for its allocable portion of the compensation paid to or compensatory distributions received by our General Counsel, Chief Compliance Officer and Chief Financial Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, all of which compensatory expenses are subject to a cap equal to 22.5 bps of our NAV as of the end of each fiscal year. In addition, to the extent that Remora outsources any of its functions, we will pay the fees associated with such functions at cost. We will agree to reimburse Remora for its allocable portion of the compensation of any personnel that it provides for use by us.

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or of Remora. We pay each Independent Director the following amounts for serving as a director, as well as the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director:

Assets Under Management	Annual Cash Retainer	Fee Per Quarterly Board Meeting	Annual Committee Chair Cash Retainer Audit Committee Chair
$0 < $400 Million	$25,000	$2,500	$5,000
≥ $400 Million	$50,000	$2,500	$5,000

During the fiscal year ended December 31, 2025, the compensation of our Independent Directors was as follows:

Name	Fees Earned	Stock Awards(1)	All Other Compensation	Total
Greg Sherman	$13,014	$-	$-	$13,014
Scott Elsworth	$13,014	$-	$-	$13,014

(1)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation Committee

During the fiscal year ended December 31, 2025, none of our executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2026, the beneficial ownership of each of our directors, executive officers, and the executive officers and directors as a group. As of such date, no person known to us beneficially owns 5% or more of our outstanding shares of Common Stock or Preferred Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below and designated as a director or officer has sole voting and investment power and has the same address as us. Our address is 3200 West End Avenue, Suite 500, Nashville, Tennessee 37203.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned Beneficially		Percentage of Common Stock Outstanding(1)	Number of Shares of Preferred Stock Owned Beneficially		Percentage of Preferred Stock Outstanding(2)
Interested Director
Daniel Mafrice	44,506.319	(3)(4)	0.2%	775.542	(3)(5)	0.2%
Independent Directors
Scott Elsworth	19,525.339		0.1%	400.655		0.1%
Greg Sherman	--		--	--		--
Other Executive Officers
Kyleah Adamson	--		--	--		--
Joseph Altman	--		--	--		--
Frank Galea	--		--	--		--
Executive officers and directors as a group (6 persons)	64,031,658		0.3%	1,176,197		0.4%

(1)	Based on a total of 19,456,191 shares of Common Stock issued and outstanding on March 26, 2026.

(2)	Based on a total of 332,696 shares of Preferred Stock issued and outstanding on March 26, 2026. Total may not sum due to rounding.

(3)

Mr. Mafrice is a control person of Remora and, accordingly, controls Remora’s shares of our Common Stock and Preferred Stock. As of March 26, 2026, Remora owned 10,855.781 shares of our Common Stock and 202.238 shares of our Preferred Stock. Mr. Mafrice disclaims beneficial ownership of these securities, and this Annual Report on Form 10-K shall not be deemed an admission that Mr. Mafrice is the beneficial owner of such securities for purposes of Section 16 of the Exchange Act or for any other purpose.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the fiscal year ended December 31, 2025, in connection with our initial capitalization, Remora purchased 1,000 shares of our Common Stock for an aggregate purchase price of $10,000. The shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. From such time and until completion of the Mergers, Remora was a “related person” of us, as it owned 100% of our Common Stock then issued and outstanding. Accordingly, our entry into the Investment Management Agreement, the Administration Agreement and the License Agreement with Remora, each of which occurred prior to the completion of the Mergers and is discussed below, constituted transactions with a related person for purposes of Section 404(a) of Regulation S-K.

Our relationship with Remora is subject to certain conflicts of interest, as discussed in “Part I, Item 1A. Risk Factors – Risks Relating to our Business and Structure” in this Annual Report on Form 10-K. Our Board is responsible for overseeing Remora in the performance of its duties as our Adviser and Administrator.

Investment Management Agreement

On September 5, 2025, we entered into the Investment Management Agreement with Remora, a registered investment adviser. Pursuant to the Investment Management Agreement, Remora is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments, and monitoring our investment portfolio on an ongoing basis. See “Part I, Item 1. Business – Advisory Agreements – Investment Management Agreement” in this Annual Report on Form 10-K for more information about the Investment Management Agreement.

Pursuant to the Investment Management Agreement, we pay Remora fees for its investment advisory and management services consisting of two components – the Management Fee and an Incentive Fee – as further described in “Part I, Item 1. Business – Advisory Agreements – Investment Management Agreement – Compensation of the Adviser” in this Annual Report on Form 10-K. However, for the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its Management Fees and 100% of its Incentive Fees under the Investment Management Agreement (the “Fee Waiver Agreement”). Any such waiver of Management Fees or Incentive Fees is not revocable during the proposed term, and the amounts waived are not subject to any right of future recoupment in favor of Remora.

During the fiscal year ended December 31, 2025, Remora accrued $0.8 million in Management Fees under the Investment Management Agreement, $0.2 million of which was subject to waiver pursuant to the Fee Waiver Agreement.

During the fiscal year ended December 31, 2025, Remora accrued $0.3 million in income-based Incentive Fees under the Investment Management Agreement, all of which was subject to waiver pursuant to the Fee Waiver Agreement.

Administration Agreement

On September 5, 2025, we entered into the Administration Agreement with Remora. Pursuant to the Administration Agreement, Remora is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. See “Part I, Item 1. Business – Administrative and Servicing Agreements — Administration Agreement” in this Annual Report on Form 10-K for more information about the Administration Agreement.

Pursuant to the Administration Agreement, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our General Counsel, Chief Financial Officer and Chief Compliance Officer and their respective staffs, such compensation expense reimbursement being subject to a cap equal to 22.5 basis points of our NAV as of the end of each fiscal year, as further described in “Part I, Item 1. Business – Administrative and Servicing Agreements — Administration Agreement” in this Annual Report on Form 10-K. During the fiscal year ended December 31, 2025, Remora accrued $0.2 million in expenses payable by us to the Administrator under the Administration Agreement.

License Agreement

On September 5, 2025, we entered into the License Agreement with Remora. Under the License Agreement, we have a non-exclusive, royalty-free license to use the names “Remora” and “Remora Capital Partners,” so long as Remora or a subsidiary or affiliate thereof remains our investment manager. The License Agreement will remain in effect for so long as we are in full compliance with the License Agreement.

Related Party Transactions Policy

We have adopted policies and procedures which govern our Board’s review, approval and ratification of transactions with related parties. Pursuant to such policies, our Secretary refers such transactions to our Board for review, approval or ratification, as applicable, pursuant to criteria enumerated in such policies.

As a BDC, the 1940 Act generally restricts our ability to participate in transactions with persons affiliated with us, including our officers, directors and employees and any person controlling or under common control with us.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the BDC or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and us, Remora, or any of our or its affiliates, respectively, the Board has determined that Messrs. Elsworth and Sherman qualify as independent directors. Each director who serves on the Audit Committee and the Nominating and Corporate Governance Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The Audit Committee and the Independent Directors of the Board selected RSM US LLP (“RSM”) to serve as our independent registered public accounting firm during the period from September 5, 2025 (commencement of operations) to December 31, 2025.

RSM has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to RSM for professional services performed during the period from September 5, 2025 (commencement of operations) to December 31, 2025:

Service:	For the period from September 5, 2025 (commencement of operations) to December 31, 2025
Audit Fees	$294,000
Audit-Related Fees	-
Tax Fees	22,050
All Other Fees	-
Total Fees:	$316,050

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by RSM in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees: Tax fees consist of fees billed for professional tax services. These services also include assistance regarding U.S. federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members in the form of a sub-committee. The sub-committee to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners I, LP (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
2.2	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners II, LP (incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
2.3	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners I QP LP (incorporated herein by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
2.4	Agreement and Plan of Merger, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Partners II QP, LP (incorporated herein by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 28, 2025).
3.2	Articles of Amendment and Restatement (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2025).
3.3	Bylaws (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 28, 2025).
4.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
4.2	Articles Supplementary (incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2025).
4.3*	Description of Securities.
10.1	Investment Management Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.2	Investment Management Agreement, dated as of April 25, 2024, by and between Remora Capital Management, LLC and KAPC Manager, L.P., as amended by Amendment No. 1 to the Investment Management Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation, Remora Capital Management, LLC, KAPC Manager, L.P., and Kayne Anderson Capital Advisors, L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.3	Investment Sub-Advisory Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation, Remora Capital Management, LLC, and Crescent Capital Group LP (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.4	Loan Sourcing and Other Services Agreement, dated as of September 5, 2025, by and among Remora Capital Corporation, Remora Capital Management, LLC and Eldridge Credit Advisers, LLC (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.5	Administration Agreement, dated as of September 5, 2025, between Remora Capital Corporation and Remora Capital Management, LLC (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.6	Sub-Administrative Services Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Crescent Capital Group LP (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).

10.7	License Agreement, dated as of September 5, 2025, by and between Remora Capital Corporation and Remora Capital Management, LLC (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.8	Revolving Credit and Security Agreement, dated as of September 5, 2025, by and among RCC SPV, LLC, Remora Capital Corporation, Atlas Securitized Products Administration, L.P., Atlas Securitized Products, L.P., U.S. Bank Trust Company, National Association, U.S. Bank National Association, each of the managing agents party thereto from time to time, and each of the conduit lenders and institutional lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
10.9	Custody Agreement, dated as of July 25, 2025, by and between Remora Capital Corporation and U.S. Bank Trust Company, National Association, as Custodian (incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
10.10	Form of Fund Servicing Agreement, dated as of August 19, 2025, by and between the Company and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
10.11	Stock Purchase Agreement, dated as of April 29, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
10.12	Transaction Fee Letter, dated as of May 23, 2025, by and between Remora Capital Corporation and Remora Capital Management LLC (incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
14.1	Code of Ethics (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on July 28, 2025).
19.1*	Insider Trading Policy.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remora Capital Corporation

Date: March 27, 2026	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: March 27, 2026	/s/ Kyleah Adamson
	Name:	Kyleah Adamson
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2026	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: March 27, 2026	/s/ Kyleah Adamson
	Name:	Kyleah Adamson
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: March 27, 2026	/s/ Greg Sherman
	Name:	Greg Sherman
	Title:	Director

Date: March 27, 2026	/s/ Scott Elsworth
	Name:	Scott Elsworth
	Title:	Director