Form 10-Q
period 2026-03-31
Remora Capital Corp
filed 2026-05-13
CIK 2045370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026 the registrant had 20,237,482 shares of common stock outstanding.

REMORA CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Remora Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Non-control/non-affiliate investments, at fair value (amortized cost of $253,422 and $254,405, respectively)	$252,495	$253,989
Cash and cash equivalents	5,955	7,214
Restricted cash	4,395	7,350
Interest and dividends receivable	604	603
Prepaid expenses and other assets	205	235
Total assets	$263,654	$269,391

LIABILITIES
Credit facility, net of unamortized debt issuance cost(1)	$55,782	$75,036
Financing costs payable	1,667	1,667
Subscriptions received in advance	4,395	7,350
Interest payable	289	436
Dividends payable	3,762	3,218
Management fees payable	4	31
Accrued professional fees	242	435
Accrued expenses and other liabilities	725	834
Total liabilities	$66,866	$89,007
Commitments and contingencies (Note 8)
NET ASSETS
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 332,696 shares and 332,696 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$3,327	$3,327
Net Assets Applicable to Common Shares	$193,461	$177,057
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, $0.001 par value; 150,000,000 shares authorized, 19,458,669 shares and 17,742, 363 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$20	$18
Additional paid-in capital	194,281	177,154
Distributable earnings (deficit)	(840)	(115)
Net Assets Applicable to Common Shares	$193,461	$177,057
Net Asset Value Per Common Share	$9.94	$9.98

(1)	As of March 31, 2026, Credit facility is reflected net of borrowings outstanding of $58,400 and unamortized debt issuance cost of ($2,618). As of December 31, 2025, Credit facility is reflected net of borrowings outstanding of $77,800 and unamortized debt issuance cost of ($2,764).

The accompanying notes are an integral part of the consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

For the Three Months Ended March 31, 2026
Investment income:
Non-control/non-affiliate investments:
Interest income	$5,845
Payment-in-kind interest income	72
Other income	95
Total investment income	$6,012

Operating Expenses:
Interest expense	$1,067
Administration expense	539
Income-based incentive fees	287
Management fees	616
Board of directors’ fees	18
Professional fees	175
Custody expense	41
Other general and administrative expenses	166
Total operating expenses	$2,909
Less: Management fees waived	(158)
Less: Income-based incentive fees waived	(287)
Net operating expenses	$2,464
Net investment income	$3,548

Realized and unrealized (loss) gain on investments:
Net change in unrealized (depreciation) appreciation on non-control/non-affiliate investments	$(511)
Total net realized and unrealized (loss) gain on investments:	(511)
Net Increase (Decrease) in Net Assets Resulting from Operations	3,037
Preferred stock dividends	(48)
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Stockholders	$2,989

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.16
Weighted average shares outstanding (basic and diluted)	18,979,151

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Changes in Net Assets and Preferred Equity

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Preferred Stock Classified				Paid-in-	Accumulated
	as Temporary Equity		Common Stock		Capital in	Earnings (Loss),
	Shares	Carrying Value	Shares	Par Value	Excess of Par Value	Net of Distributions	Total Net Assets
Balance as of December 31, 2025	332,696	$3,327	17,742,363	$18	$177,154	$(115)	$177,057
Operations:
Net investment income	—	—	—	—	—	3,548	3,548
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(511)	(511)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	3,037	3,037
Shareholder distributions:
Dividends to common shareholders	—	—	—	—	—	(3,714)	(3,714)
Dividends to preferred shareholders	—	—	—	—	—	(48)	(48)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(3,762)	(3,762)
Capital Share Transactions:
Common shares issued in connection with dividend reinvestment plan	—	—	2,478	—	25	—	25
Issuance of shares	—	—	1,713,828	2	17,102	—	17,104
Net increase (decrease) in net assets resulting from capital share transactions	—	—	1,716,306	2	17,127	—	17,129
Net increase (decrease) for the period	—	—	1,716,306	2	17,127	(725)	16,404
Balance as of March 31, 2026	332,696	$3,327	19,458,669	$20	$194,281	$(840)	$193,461

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statement of Cash Flows

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,037
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accrued interest and dividends received in-kind	(72)
Net accretion of discount and amortization of premium	(182)
Proceeds from sale of investments and principal repayments	16,600
Purchases of investments	(15,363)
Net change in unrealized (appreciation) depreciation on investments	511
Amortization of deferred financing costs	146
Changes in operating assets and liabilities:
Interest and dividends receivable	(1)
Management fees payable	(27)
Prepaid expenses and other assets	30
Interest payable	(147)
Accrued professional fees	(193)
Accrued expenses and other liabilities	(109)
Net cash provided by (used in) operating activities	$4,230

Cash flows from financing activities:
Proceeds from issuance of shares	$17,104
Borrowings under credit facility	13,800
Debt repayments under credit facility	(33,200)
Subscriptions received in advance	(2,955)
Dividends paid	(3,193)
Net cash provided by (used in) financing activities	$(8,444)
Net decrease in cash and cash equivalents and restricted cash	(4,214)
Cash and cash equivalents and restricted cash, beginning of period	14,564
Cash and cash equivalents and restricted cash, end of period	$10,350
Supplemental non-cash financing activities:
Dividends payable	$3,762
Reinvestment of shareholder distributions	$25
Cash interest paid	$924

March 31, 2026
Cash and cash equivalents	$5,955
Restricted cash and cash equivalents	4,395
Total cash and restricted cash and cash equivalents shown on the Consolidated Statement of Cash Flows	$10,350

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corp.

Consolidated Schedule of Investments

March 31, 2026

(in thousands, except shares)

(Unaudited)

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
JA Moody LLC	(7)	S + 4.75%		9/5/2025	11/29/2029	873	$873	$873	0.45%
JA Moody LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	11/29/2029	355	—	—	—
JA Moody LLC (Revolver)		S + 4.75%		9/5/2025	11/29/2029	120	22	22	0.01
PAG Holding Corp.		S + 4.75%		9/5/2025	12/22/2029	221	221	221	0.11
PAG Holding Corp.	(7)	S + 4.75%		9/5/2025	12/22/2029	4,112	4,112	4,112	2.13
PAG Holding Corp. (Revolver)		S + 4.75%		9/5/2025	12/22/2029	60	32	32	0.02
RTC Aerospace Opcos, LLC	(7)	S + 5.36%		9/5/2025	3/8/2027	1,920	1,920	1,920	0.99
Total Aerospace & Defense							7,180	7,180	3.71

Air Freight & Logistics
US Pack Logistics LLC	(7)	S + 6.50%		9/5/2025	5/25/2026	1,730	1,730	1,730	0.89
Total Air Freight & Logistics							1,730	1,730	0.89

Auto Components
MOP-Cloyes, Inc.	(7)	S + 6.01%		9/5/2025	2/17/2028	3,224	3,224	3,224	1.67
Total Auto Components							3,224	3,224	1.67

Automobiles
CAP-KSI Holdings, LLC	(7)	S + 5.25%		9/5/2025	6/28/2030	2,611	2,600	2,611	1.35
CAP-KSI Holdings, LLC (Revolver)		S + 5.25%		9/5/2025	6/28/2030	329	224	225	0.12
CentralBDC Enterprises, LLC	(7)	S + 5.25%		9/5/2025	6/11/2029	5,380	5,380	5,380	2.78
CentralBDC Enterprises, LLC (Revolver)		S + 5.25%		9/5/2025	6/11/2029	235	235	235	0.12
Total Automobiles							8,439	8,451	4.37

Building Products
Catalyst Acoustics Group, Inc.	(7)	S + 4.75%		9/5/2025	11/12/2030	4,266	4,266	4,266	2.20
Catalyst Acoustics Group, Inc. (Delayed Draw)		S + 4.75%		9/5/2025	11/12/2030	254	129	129	0.07
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	11/12/2030	155	—	—	—
Total Building Products							4,395	4,395	2.27

Chemicals
Zep Holdco Inc.	(7)	S + 5.00%		9/5/2025	6/30/2031	7,444	7,376	7,444	3.85
Total Chemicals							7,376	7,444	3.85

Commercial Services & Supplies
Case FMS, LLC	(7)	S + 5.50%		9/5/2025	12/15/2028	5,782	5,751	5,782	2.99
Gator Plastic Intermediate Holdings, LLC	(7)	S + 7.25%		9/5/2025	10/14/2027	651	649	651	0.34
Prisma Graphic	(7)	S + 6.36%		9/5/2025	7/29/2027	4,256	4,252	4,256	2.20
Total Commercia Services & Supplies							10,652	10,689	5.53

Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S + 4.75%		9/5/2025	8/1/2031	1,468	1,447	1,468	0.76
P.J. Fitzpatrick LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	8/1/2031	475	(3)	—	—
P.J. Fitzpatrick LLC (Revolver)	(6)	S + 4.75%		9/5/2025	8/1/2031	355	(5)	—	—
Patuxent Roofing and Contracting, LLC	(7)	S + 6.26%	1.0%	9/5/2025	4/22/2027	1,823	1,807	1,426	0.74
Power Services Group CR Acquisition, Inc.	(7)	S + 4.75%		9/5/2025	8/5/2030	2,481	2,448	2,481	1.28
Prime ABA Holdings, Inc.	(7)	S + 5.75%		9/5/2025	9/16/2030	5,344	5,299	5,344	2.76
Prime ABA Holdings, Inc.	)	S + 5.75%		9/5/2025	9/16/2030	1,346	1,346	1,346	0.69
Prime ABA Holdings, Inc.		S + 5.75%		9/5/2025	9/16/2030	1,465	1,450	1,465	0.76
Prime ABA Holdings, Inc. (Revolver)		S + 5.75%		9/5/2025	9/16/2030	593	529	534	0.28
Puris LLC	(7)	S + 5.75%		9/5/2025	6/30/2031	1,048	1,043	1,048	0.54
Rose Paving, LLC	(7)	S + 5.00%		9/5/2025	11/7/2029	5,895	5,895	5,895	3.05
Rose Paving, LLC		S + 5.00%		9/5/2025	11/7/2029	203	203	203	0.10
Rose Paving, LLC (Revolver)		S + 5.00%		9/5/2025	11/7/2029	345	92	92	0.05
Total Construction & Engineering							21,551	21,302	11.01

Diversified Financial Services
Aite Group, LLC	(7)	S + 3.76%	3.0%	9/5/2025	6/9/2027	2,329	2,328	2,329	1.20
EdgeCo Buyer, Inc.	(7)	S + 4.50%		9/5/2025	6/1/2028	1,436	1,436	1,436	0.74
Engage FI, LLC	(7)	S + 5.00%		9/5/2025	12/10/2027	4,044	4,029	4,044	2.09
Global Holdings Interco LLC	(7)	S + 5.60%		9/5/2025	9/16/2027	1,350	1,347	1,350	0.70
Total Diversified Financial Services							9,140	9,159	4.73

Electrical Equipment
Centaur Holdings III L.L.C.	(7)	S + 4.75%		9/5/2025	9/5/2031	5,860	5,812	5,860	3.03
Centaur Holdings III L.L.C. (Delayed Draw)		S + 4.75%		9/5/2025	9/5/2031	902	355	361	0.19

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Centaur Holdings III L.L.C. (Revolver)		S + 4.75%		9/5/2025	9/5/2031	722	192	198	0.10
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,220	2,220	2,220	1.15
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,253	2,253	2,253	1.16
Douglas Electrical Components, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	8/31/2028	60	—	—	—
Total Electrical Equipment							10,832	10,892	5.63

Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S + 5.86%		9/5/2025	12/28/2029	4,168	4,168	4,168	2.15
PAK Quality Foods Acquisition LLC		S + 5.86%		9/5/2025	12/28/2029	179	177	179	0.10
PAK Quality Foods Acquisition LLC (Revolver)		S + 5.86%		9/5/2025	12/28/2029	105	45	45	0.02
QVF Acquisition, Inc.	(7)	S + 5.25%		9/5/2025	12/23/2030	1,378	1,378	1,378	0.71
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Revolver)	(6)	S + 5.25%		9/5/2025	12/23/2030	240	—	—	—
Total Food & Staples Retailing							5,768	5,770	2.98

Health Care Equipment & Supplies
Gainline Tubing Intermediate, LLC	(7)	S + 5.85%		9/5/2025	7/2/2030	4,426	4,426	4,426	2.28
Gainline Tubing Intermediate, LLC (Delayed Draw)	(6)	S + 5.85%		9/5/2025	7/2/2030	330	—	—	—
Gainline Tubing Intermediate, LLC (Revolver)	(6)	S + 5.85%		9/5/2025	7/2/2030	215	—	—	—
Modular Devices Acquisition, LLC	(7)	S + 6.00%		9/5/2025	12/28/2027	4,263	4,245	4,263	2.21
Modular Devices Acquisition, LLC (Delayed Draw)		S + 6.00%		9/5/2025	12/28/2027	89	47	48	0.02
Modular Devices Acquisition, LLC (Revolver)		S + 6.00%		9/5/2025	12/28/2027	85	53	53	0.03
Total Health Care Equipment & Supplies							8,771	8,790	4.54

Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S + 5.00%		9/5/2025	6/11/2030	942	942	931	0.48
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,009	2,009	2,009	1.04
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,898	2,898	2,898	1.50
MAS Medical Staffing LLC	(7)	S + 5.76%		9/5/2025	5/27/2026	2,586	2,586	2,586	1.34
Science Care Parent Inc.	(7)	S + 5.25%		9/5/2025	7/23/2027	3,835	3,835	3,835	1.98
Science Care Parent Inc.	(7)	S + 5.25%		9/5/2025	7/23/2027	2,737	2,737	2,737	1.41
Science Care Parent Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	7/23/2027	48	—	—	—
Science Care Parent Inc. (Revolver)	(6)	S + 5.25%		9/5/2025	7/23/2027	75	—	—	—
Total Health Care Providers & Services							15,007	14,996	7.75

Health Care Technology
Advent Home Medical LLC	(7)	S + 5.86%		9/5/2025	9/30/2027	3,050	3,038	3,050	1.58
Project Alliance Buyer, LLC	(7)	S + 5.00%		9/5/2025	8/27/2031	5,153	5,089	5,153	2.67
Project Alliance Buyer, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/27/2031	992	(12)	—	—
Sentrics, Inc.	(7)(10)	n/a	13.4%	9/5/2025	12/11/2026	2,138	2,020	1,359	0.70
Sentrics, Inc.		n/a	15.0%	12/12/2025	12/11/2026	75	73	75	0.04
Sentrics, Inc. (Delayed Draw)		n/a	15.0%	9/5/2025	8/13/2026	273	122	125	0.06
Unlock Health, Inc.	(7)	S + 6.50%		9/5/2025	2/3/2028	3,193	3,193	3,193	1.65
Total Health Care Technology							13,523	12,955	6.70

Household Products
TPC US Parent, LLC	(7)	S + 5.75%		9/5/2025	3/1/2027	7,546	7,543	7,546	3.90
TPC US Parent, LLC	(7)	S + 5.75%		9/5/2025	3/1/2027	1,862	1,862	1,862	0.96
TPC US Parent, LLC	(7)	S + 5.75%		9/5/2025	3/1/2027	590	590	590	0.31
Total Household Products							9,995	9,998	5.17

Insurance
VALE Insurance Services LLC	(7)	S + 5.00%		9/5/2025	12/1/2027	1,915	1,915	1,915	0.99
Total Insurance							1,915	1,915	0.99

Interactive Media & Services
Boostability Parent, Inc.	(7)	S + 5.60%		9/5/2025	7/12/2029	1,274	1,274	1,274	0.66
Boostability Parent, Inc. (Revolver)	(6)	S + 5.60%		9/5/2025	7/12/2029	150	—	—	—
CyberRisk Alliance, LLC	(7)	S + 7.26%		9/5/2025	10/24/2027	1,523	1,521	1,523	0.79
Exec Connect Intermediate LLC	(7)	S + 5.25%		9/5/2025	3/11/2029	1,928	1,928	1,928	0.99
Exec Connect Intermediate LLC (Revolver)	(6)	S + 5.25%		9/5/2025	3/11/2029	60	—	—	—
MMGY Corporation	(7)	S + 5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.61
Total Interactive Media & Services							5,903	5,905	3.05

IT Services
Channel Company, Inc., The	(10)	S + 3.00%	4.3%	9/5/2025	11/1/2027	1,588	892	960	0.50
Crosslake Intermediate, LLC	(7)	S + 4.75%		9/5/2025	3/17/2031	7,482	7,418	7,482	3.87
Crosslake Intermediate, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	3/17/2031	130	—	—	—
Focal Point Solutions Group, LLC	(7)	S + 5.86%	0.5%	9/5/2025	7/15/2027	2,816	2,811	2,816	1.46
iVision Buyer, LLC	(7)	S + 6.76%		9/5/2025	8/17/2026	3,063	3,063	3,063	1.58
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	937	937	937	0.48
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	1,202	1,202	1,202	0.62
MOXFIVE LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/16/2029	230	—	—	—
Total IT Services							16,323	16,460	8.51

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment -in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S + 5.10%		9/5/2025	12/21/2027	2,895	2,891	2,895	1.50
Total Life Sciences Tools & Services							2,891	2,895	1.50

Machinery
All States Ag Parts, LLC	(7)	S + 6.26%	0.5%	9/5/2026	9/1/2026	1,481	1,481	1,481	0.77
Crestek, Inc	(7)	S + 5.25%		3/20/2026	10/1/2030	7,219	7,201	7,201	3.72
Crestek, Inc (Revolver)	(6)(7)	S + 5.25%		3/20/2026	10/1/2030	1,031	(3)	(3)	—
EDGE Intermediate, LLC	(7)	S + 5.25%		9/5/2025	6/5/2029	4,279	4,253	4,279	2.21
EDGE Intermediate, LLC (Revolver)		S + 5.25%		9/5/2025	6/5/2029	170	42	42	0.02
VP Heron Parent, Inc.	(7)	S + 5.61%		9/5/2025	1/8/2029	4,794	4,794	4,794	2.48
VP Heron Parent, Inc. (Revolver)	(6)	S + 5.61%		9/5/2025	1/8/2029	140	—	—	—
Total Machinery							17,768	17,794	9.20

Media
Berlin Rosen Acquisition, LLC	(7)	S + 5.50%		9/5/2025	1/14/2027	3,848	3,848	3,848	1.99
Equine Network, LLC	(7)	S + 6.61%		9/5/2025	5/22/2028	3,896	3,896	3,896	2.01
My Code Media, Inc.	(7)	S + 7.00%		9/5/2025	11/24/2028	2,350	2,350	2,322	1.20
HH Global Finance Limited	(7)	S + 6.18%		9/5/2025	2/25/2027	1,500	1,500	1,500	0.77
MarketCast Holdings, LLC	(7)(10)	S + 1.00%	5.0%	9/5/2025	11/15/2027	3,210	2,998	2,119	1.10
Total Media							14,592	13,685	7.07

Professional Services
DeWinter LLC	(7)	S + 7.01%		9/5/2025	7/28/2026	2,867	2,866	2,867	1.48
Envirotech Services, LLC	(7)	S + 5.50%		9/5/2025	1/18/2029	1,951	1,944	1,951	1.01
Envirotech Services, LLC (Delayed Draw)	(6)(7)	S + 5.50%		9/5/2025	1/18/2029	312	—	—	—
Escalon Services, LLC	(7)	S + 1.26%	6.0%	9/5/2025	10/13/2028	3,199	2,682	3,010	1.56
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	1,380	1,362	1,380	0.72
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	952	952	952	0.49
Pacific Purchaser, LLC	(7)	S + 6.25%		9/5/2025	10/2/2028	1,657	1,657	1,657	0.86
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	2,562	2,508	2,562	1.32
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	3,141	3,141	3,141	1.62
Providus MPS Buyer LLC (Revolver)	(6)	S + 5.11%		9/5/2025	8/16/2029	245	—	—	—
Total Professional Services							17,112	17,520	9.06

Real Estate Management & Development
Continuum Companies, Inc.	(7)	S + 6.01%		9/5/2025	9/12/2027	2,042	2,042	2,042	1.06
Continuum Companies, Inc. (Delayed Draw)		S + 6.01%		9/5/2025	9/12/2027	820	1	6	—
Total Real Estate Management & Development							2,043	2,048	1.06

Road & Rail
OTR Buyer, LLC	(7)	S + 5.76%		9/5/2025	8/31/2027	1,158	1,158	1,149	0.59
Total Road & Rail							1,158	1,149	0.59

Software
402 Ventures, LLC	(7)	S + 4.75%		9/5/2025	9/26/2029	1,286	1,286	1,286	0.66
402 Ventures, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	9/26/2029	85	—	—	—
Concord III, L.L.C.	(7)	S + 6.25%		9/5/2025	12/20/2028	5,636	5,636	5,636	2.92
Concord III, L.L.C. (Revolver)		S + 6.25%		9/5/2025	12/20/2028	55	41	41	0.02
Imagine Acquisitionco, Inc.	(7)	S + 5.10%		9/5/2025	11/16/2027	4,469	4,469	4,469	2.31
Imagine Acquisitionco, Inc. (Revolver)	(6)	S + 5.10%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S + 6.35%		9/5/2025	9/30/2026	2,869	2,869	2,869	1.48
QM Buyer, Inc.	(7)	S + 4.75%		9/5/2025	12/6/2030	1,318	1,318	1,318	0.68
QM Buyer, Inc. (Delayed Draw)	(6)	S + 4.75%		9/5/2025	12/6/2030	445	—	—	—
QM Buyer, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S + 4.75%		9/5/2025	3/10/2028	901	900	901	0.47
Total Software							16,519	16,520	8.54

Specialty Retail
Hub Pen Company, LLC	(7)	S + 5.10%		9/5/2025	12/31/2027	2,177	2,177	2,177	1.13
Total Specialty Retail							2,177	2,177	1.13

Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S + 5.25%		9/5/2025	7/22/2027	1,470	1,470	1,470	0.76
Dusk Acquisition II Corporation	(7)	S + 6.00%		9/5/2025	7/12/2029	564	564	564	0.29
Total Trading Companies & Distributors							2,034	2,034	1.05

Transportation & Logistics
A. Stucki Company	(7)	S + 5.01%		9/5/2025	3/27/2030	1,817	1,805	1,817	0.94
A. Stucki Company		S + 5.01%		9/5/2025	3/27/2030	662	660	662	0.34
Total Transportation & Logistics							2,465	2,479	1.28

Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S + 5.11%		9/5/2025	3/1/2028	6,884	6,884	6,884	3.56
Total Transportation Infrastructure							6,884	6,884	3.56

Water Utilities
Greenrise Technologies, LLC	(7)	S + 6.50%		9/5/2025	7/19/2029	5,895	5,895	5,895	3.05
Greenrise Technologies, LLC (Delayed Draw)	(6)	S + 6.50%		9/5/2025	7/19/2029	260	—	—	—
Greenrise Technologies, LLC (Revolver)		S + 6.50%		9/5/2025	7/19/2029	170	160	160	0.08
Total Water Utilities							6,055	6,055	3.13

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment- in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Total First Lien Senior Secured Loan							$253,422	$252,495	130.52%
Total Portfolio Investments - non-controlled/non-affiliated							$253,422	$252,495	130.52%
Money Market Fund
First American Treasury Obligations Fund (FXFXX)							$5,280	$5,280	2.73%
Total Money Market Fund							5,280	5,280	2.73%
Total Portfolio Investments and Money Market Fund							$258,702	$257,775	133.25%

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	Valued based on the Company’s accounting policy. The value of all securities was determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy). The fair value of all cash equivalents was valued using Level 1 inputs.
(5)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, qualifying assets represent 100% of the Company’s total assets and non-qualifying assets represent 0% of the Company’s total assets.
(6)	The position is unfunded and no interest income is being earned as of March 31, 2026. The position may earn a nominal unused facility fee on committed amounts. The Company had unfunded loan commitments of $10,698,301 as of March 31, 2026.
(7)	These investments were pledged as collateral under the Company’s RCC SPV, LLC Credit Facility as of March 31, 2026.
(8)	All portfolio company headquarters are based in the United States.
(9)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “S+”, or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. For fixed rate loans, a spread above reference rate is not applicable.
(10)	Security is on non-accrual status and is designated as non-income producing.

Remora Capital Corp.

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment -in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
JA Moody LLC	(7)	S + 4.75%		9/5/2025	11/29/2029	875	$875	$875	0.49%
JA Moody LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	11/29/2029	355	—	—	—
JA Moody LLC (Revolver)		S + 4.75%		9/5/2025	11/29/2029	120	24	24	0.01
PAG Holding Corp.		S + 4.75%		9/5/2025	12/22/2029	222	222	222	0.13
PAG Holding Corp.	(7)	S + 4.75%		9/5/2025	12/22/2029	4,123	4,122	4,123	2.33
PAG Holding Corp. (Revolver)		S + 4.75%		9/5/2025	12/22/2029	60	14	14	0.01
RTC Aerospace Opcos, LLC	(7)	S + 5.36%		9/5/2025	3/8/2027	1,925	1,925	1,925	1.09
Total Aerospace & Defense							7,182	7,183	4.06

Air Freight & Logistics
US Pack Logistics LLC	(7)	S + 6.50%		9/5/2025	5/25/2026	1,759	1,759	1,759	0.99
Total Air Freight & Logistics							1,759	1,759	0.99

Auto Components
MOP-Cloyes, Inc.	(7)	S + 6.01%		9/5/2025	2/17/2028	3,232	3,232	3,232	1.83
Total Auto Components							3,232	3,232	1.83

Automobiles
CAP-KSI Holdings, LLC	(7)	S + 5.25%		9/5/2025	6/28/2030	2,484	2,473	2,484	1.40
CAP-KSI Holdings, LLC (Revolver)		P + 4.25%		9/5/2025	6/28/2030	195	78	78	0.04
CentralBDC Enterprises, LLC	(7)	S + 5.25%		9/5/2025	6/11/2029	5,393	5,393	5,394	3.05
CentralBDC Enterprises, LLC (Revolver)		S + 5.25%		9/5/2025	6/11/2029	235	213	213	0.12
Total Automobiles							8,157	8,169	4.61

Building Products
Catalyst Acoustics Group, Inc.	(7)	S + 5.00%		9/5/2025	11/12/2030	4,277	4,277	4,277	2.42
Catalyst Acoustics Group, Inc. (Delayed Draw)		S + 5.00%		9/5/2025	11/12/2030	254	129	129	0.07
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S + 5.00%		9/5/2025	11/12/2030	155	—	—	—
Total Building Products							4,406	4,406	2.49

Chemicals
Zep Holdco Inc.	(7)	S + 5.00%		9/5/2025	6/30/2031	7,463	7,390	7,463	4.22
Total Chemicals							7,390	7,463	4.22

Commercial Services & Supplies
Case FMS, LLC	(7)	S + 5.50%		9/5/2025	12/15/2028	5,797	5,763	5,797	3.27
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	5,162	5,113	5,162	2.92
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	376	376	376	0.21
Cultural Experiences Abroad, LLC	(7)	S + 6.25%		9/5/2025	8/16/2028	1,605	1,605	1,605	0.91
Cultural Experiences Abroad, LLC (Revolver)	(6)	S + 6.25%		9/5/2025	8/16/2028	143	—	—	—
Gator Plastic Intermediate Holdings, LLC	(7)	S + 7.25%		9/5/2025	10/14/2027	655	653	655	0.37
Prisma Graphic	(7)	S + 6.11%		9/5/2025	7/29/2027	3,779	3,779	3,779	2.13
Total Commercia Services & Supplies							17,289	17,374	9.81

Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S + 4.75%		9/5/2025	8/1/2031	1,471	1,450	1,450	0.82
P.J. Fitzpatrick LLC (Delayed Draw)	(6)	S + 4.75%		9/5/2025	8/1/2031	475	(3)	(3)	—
P.J. Fitzpatrick LLC (Revolver)	(6)	S + 4.75%		9/5/2025	8/1/2031	355	(5)	(5)	—
Patuxent Roofing and Contracting, LLC	(7)	S + 6.26%	1.0%	9/5/2025	4/22/2027	1,823	1,803	1,823	1.03
Power Services Group CR Acquisition, Inc.	(7)	S + 4.75%		9/5/2025	8/5/2030	2,488	2,452	2,452	1.38
Prime ABA Holdings, Inc.	(7)	S + 5.75%		9/5/2025	9/16/2030	5,357	5,308	5,357	3.03
Prime ABA Holdings, Inc. (Delayed Draw)		S + 5.75%		9/5/2025	9/16/2030	1,384	1,349	1,349	0.76
Prime ABA Holdings, Inc.		S + 5.75%		9/5/2025	9/16/2030	1,468	1,452	1,468	0.83
Prime ABA Holdings, Inc. (Revolver)		S + 5.75%		9/5/2025	9/16/2030	593	292	297	0.17
Puris LLC	(7)	S + 5.75%		9/5/2025	6/30/2031	1,050	1,045	1,050	0.59
Rose Paving, LLC	(7)	S + 5.00%		9/5/2025	11/7/2029	5,831	5,831	5,831	3.29
Rose Paving, LLC (Delayed Draw)		S + 5.00%		9/5/2025	11/7/2029	204	199	199	0.11
Rose Paving, LLC (Revolver)		S + 5.00%		9/5/2025	11/7/2029	345	211	211	0.12
Total Construction & Engineering							21,384	21,479	12.13

Diversified Consumer Services
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	166	166	166	0.09
Talent Worldwide Inc.	(7)	S + 6.25%		9/5/2025	12/18/2029	5,003	5,003	5,003	2.83
Talent Worldwide Inc. (Revolver)		S + 6.25%		9/5/2025	12/18/2029	130	78	78	0.04
Total Diversified Consumer Services							5,247	5,247	2.96

Investments (1)(2)(8)	Footnotes	Reference Rate and Sprea)(10)d (9)	Payment -in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Diversified Financial Services
Aite Group, LLC	(7)	S + 3.76%	3.0%	9/5/2025	6/9/2027	2,335	2,334	2,335	1.32
EdgeCo Buyer, Inc.	(7)	S + 4.50%		9/5/2025	6/1/2028	1,439	1,439	1,439	0.81
Engage FI, LLC	(7)	S + 5.00%		9/5/2025	12/10/2027	4,444	4,420	4,444	2.51
Global Holdings Interco LLC	(7)	S + 5.60%		9/5/2025	9/16/2027	1,350	1,346	1,350	0.76
Total Diversified Financial Services							9,539	9,568	5.40

Electrical Equipment
Centaur Holdings III L.L.C.	(7)	S + 4.75%		9/5/2025	9/5/2031	5,875	5,824	5,824	3.29
Centaur Holdings III L.L.C. (Delayed Draw)		S + 4.75%		9/5/2025	9/5/2031	902	355	355	0.20
Centaur Holdings III L.L.C. (Revolver)		S + 4.75%		9/5/2025	9/5/2031	722	264	264	0.15
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,570	2,570	2,570	1.45
Douglas Electrical Components, Inc.	(7)	S + 4.75%		9/5/2025	8/31/2028	2,253	2,253	2,253	1.27
Douglas Electrical Components, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	8/31/2028	60	—	—	—
Total Electrical Equipment							11,266	11,266	6.36

Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S + 5.86%		9/5/2025	12/28/2029	4,168	4,168	4,168	2.36
PAK Quality Foods Acquisition LLC		S + 5.86%		9/5/2025	12/28/2029	180	178	180	0.10
PAK Quality Foods Acquisition LLC (Revolver)		S + 5.86%		9/5/2025	12/28/2029	105	75	75	0.04
QVF Acquisition, Inc.	(7)	S + 5.25%		9/5/2025	12/23/2030	1,381	1,381	1,381	0.78
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Delayed Draw)	(6)	S + 5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Revolver)		S + 5.25%		9/5/2025	12/23/2030	240	42	42	0.02
Total Food & Staples Retailing							5,844	5,846	3.30

Health Care Equipment & Supplies
Gainline Tubing Intermediate, LLC	(7)	S + 5.85%		9/5/2025	7/2/2030	4,437	4,437	4,437	2.50
Gainline Tubing Intermediate, LLC (Delayed Draw)	(6)	S + 5.85%		9/5/2025	7/2/2030	330	—	—	—
Gainline Tubing Intermediate, LLC (Revolver)	(6)	S + 5.85%		9/5/2025	7/2/2030	215	—	—	—
Modular Devices Acquisition, LLC (Delayed Draw)		S + 5.75%		9/5/2025	12/28/2026	49	48	48	0.03
Modular Devices Acquisition, LLC	(7)	S + 5.75%		9/5/2025	12/28/2026	3,926	3,926	3,926	2.22
Modular Devices Acquisition, LLC (Revolver)		S + 5.75%		9/5/2025	12/28/2026	85	53	53	0.03
Total Health Care Equipment & Supplies							8,464	8,464	4.78

Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S + 4.75%		9/5/2025	6/11/2030	944	944	944	0.53
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,014	2,014	2,014	1.14
Houseworks Holdings, LLC	(7)	S + 5.50%		9/5/2025	12/16/2028	2,906	2,906	2,906	1.64
MAS Medical Staffing LLC	(7)	S + 5.76%		9/5/2025	5/27/2026	2,593	2,593	2,593	1.46
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	3,845	3,845	3,845	2.17
Science Care Parent Inc.	(7)	S + 5.35%		9/5/2025	7/23/2027	2,737	2,737	2,737	1.55
Science Care Parent Inc. (Delayed Draw)	(6)	S + 5.35%		9/5/2025	7/23/2027	48	—	—	—
Science Care Parent Inc. (Revolver)	(6)	S + 5.35%		9/5/2025	7/23/2027	75	—	—	—
Total Health Care Providers & Services							15,039	15,039	8.49

Health Care Technology
Advent Home Medical LLC	(7)	S + 5.86%		9/5/2025	3/4/2026	2,902	2,902	2,902	1.64
Project Alliance Buyer, LLC	(7)	S + 5.00%		9/5/2025	8/27/2031	5,166	5,099	5,099	2.88
Project Alliance Buyer, LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/27/2031	992	(13)	(13)	(0.01)
Sentrics, Inc.	(7)(10)	S + 7.76%	2.0%	9/5/2025	12/11/2026	2,062	2,020	1,556	0.88
Sentrics, Inc.	(7)	n/a	15.0%	12/12/2025	12/11/2026	72	69	72	0.04
Unlock Health, Inc.	(7)	S + 6.60%		9/5/2025	2/3/2028	3,201	3,201	3,201	1.81
Total Health Care Technology							13,278	12,817	7.24

Household Products
TPC US Parent, LLC	(7)	S + 5.90%		9/5/2025	2/23/2026	5,581	5,581	5,581	3.15
Total Household Products							5,581	5,581	3.15

Insurance
VALE Insurance Services LLC	(7)	S + 5.40%		9/5/2025	12/1/2027	1,920	1,920	1,920	1.08
Total Insurance							1,920	1,920	1.08

Interactive Media & Services
Boostability Parent, Inc.	(7)	S + 5.60%		9/5/2025	7/12/2029	1,274	1,274	1,274	0.72
Boostability Parent, Inc. (Revolver)	(6)	S + 5.60%		9/5/2025	7/12/2029	150	—	—	—
CyberRisk Alliance, LLC	(7)	S + 7.26%		9/5/2025	10/24/2027	1,527	1,524	1,527	0.86
Exec Connect Intermediate LLC	(7)	S + 5.25%		9/5/2025	3/11/2029	2,117	2,117	2,117	1.19
Exec Connect Intermediate LLC (Delayed Draw)	(6)	S + 5.25%		9/5/2025	3/11/2029	100	—	—	—
Exec Connect Intermediate LLC (Revolver)	(6)	S + 5.25%		9/5/2025	3/11/2029	60	—	—	—
MMGY Corporation	(7)	S + 5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.67
Total Interactive Media & Services							6,095	6,098	3.44

IT Services
Channel Company, Inc., The	(10)	S + 2.50%	4.3%	9/5/2025	11/1/2027	1,572	896	917	0.52
Coastal Cloud LLC	(7)	S + 4.50%		9/5/2025	6/1/2027	1,932	1,932	1,932	1.09
Crosslake Intermediate, LLC	(7)	S + 4.75%		9/5/2025	3/17/2031	7,616	7,549	7,616	4.30
Crosslake Intermediate, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	3/17/2031	130	—	—	—
Focal Point Solutions Group, LLC	(7)	S + 5.86%	0.5%	9/5/2025	7/15/2027	2,820	2,820	2,820	1.59

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment -in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
iVision Buyer, LLC	(7)	S + 6.76%		9/5/2025	8/17/2026	3,072	3,072	3,072	1.74
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	940	940	940	0.53
MOXFIVE LLC	(7)	S + 5.00%		9/5/2025	8/16/2029	1,205	1,205	1,205	0.68
MOXFIVE LLC (Revolver)	(6)	S + 5.00%		9/5/2025	8/16/2029	230	—	—	—
Total IT Services							18,414	18,502	10.45

Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S + 5.10%		9/5/2025	12/21/2026	2,902	2,902	2,902	1.64
Total Life Sciences Tools & Services							2,902	2,902	1.64

Machinery
All States Ag Parts, LLC	(7)	S + 6.26%	0.5%	9/5/2025	9/1/2026	1,483	1,483	1,483	0.84
EDGE Intermediate, LLC	(7)	S + 5.25%		9/5/2025	6/5/2029	4,290	4,262	4,290	2.42
EDGE Intermediate, LLC (Revolver)		S + 5.25%		9/5/2025	6/5/2029	170	53	53	0.03
VP Heron Parent, Inc.	(7)	S + 5.61%		9/5/2025	1/8/2029	4,807	4,807	4,807	2.72
VP Heron Parent, Inc. (Revolver)	(6)	S + 5.61%		9/5/2025	1/8/2029	140	—	—	—
Total Machinery							10,605	10,633	6.01

Media
Berlin Rosen Acquisition, LLC	(7)	S + 5.50%		9/5/2025	1/14/2027	3,857	3,857	3,857	2.18
Equine Network, LLC	(7)	S + 6.61%		9/5/2025	5/22/2028	3,906	3,906	3,906	2.20
My Code Media, Inc.	(7)	S + 7.00%		9/5/2025	11/24/2028	2,350	2,350	2,341	1.32
HH Global Finance Limited	(7)	S + 6.43%		9/5/2025	2/25/2027	1,500	1,500	1,500	0.85
MarketCast Holdings, LLC	(7)	S + 1.15%	5.0%	9/5/2025	11/15/2027	3,169	2,928	2,250	1.27
Total Media							14,541	13,854	7.82

Professional Services
DeWinter LLC	(7)	S + 7.01%		9/5/2025	7/28/2026	2,875	2,875	2,875	1.62
Envirotech Services, LLC	(7)	S + 5.50%		9/5/2025	1/18/2029	1,956	1,956	1,956	1.10
Escalon Services, LLC	(7)	S + 1.26%	6.0%	9/5/2025	10/13/2028	3,194	2,636	2,933	1.66
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	319	319	319	0.18
FMS Financial Management Services LLC	(7)	S + 4.75%		9/5/2025	2/1/2027	954	954	954	0.54
Pacific Purchaser, LLC	(7)	S + 6.25%		9/5/2025	10/2/2028	1,661	1,661	1,661	0.94
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	1,872	1,860	1,872	1.06
Providus MPS Buyer LLC	(7)	S + 5.11%		9/5/2025	8/16/2029	3,149	3,149	3,149	1.78
Providus MPS Buyer LLC (Revolver)		S + 5.11%		9/5/2025	8/16/2029	245	74	74	0.04
Total Professional Services							15,484	15,793	8.92

Real Estate Management & Development
Continuum Companies, Inc.	(7)	S + 6.01%		9/5/2025	9/12/2027	2,048	2,048	2,048	1.16
Total Real Estate Management & Development							2,048	2,048	1.16

Road & Rail
OTR Buyer, LLC	(7)	S + 5.76%		9/5/2025	8/31/2027	1,161	1,161	1,154	0.65
Total Road & Rail							1,161	1,154	0.65

Software
402 Ventures, LLC	(7)	S + 4.75%		9/5/2025	9/26/2029	1,324	1,324	1,324	0.75
402 Ventures, LLC (Revolver)	(6)	S + 4.75%		9/5/2025	9/26/2029	85	—	—	—
Concord III, L.L.C.	(7)	S + 6.25%		9/5/2025	12/20/2028	5,650	5,650	5,650	3.19
Concord III, L.L.C. (Revolver)		S + 6.25%		9/5/2025	12/20/2028	55	41	41	0.02
Imagine Acquisitionco, Inc.	(7)	S + 5.10%		9/5/2025	11/16/2027	4,481	4,481	4,481	2.53
Imagine Acquisitionco, Inc. (Revolver)	(6)	S + 5.10%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S + 6.35%		9/5/2025	9/30/2026	2,869	2,869	2,869	1.62
QM Buyer, Inc.	(7)	S + 4.75%		9/5/2025	12/6/2030	1,322	1,322	1,322	0.75
QM Buyer, Inc. (Delayed Draw)	(6)	S + 4.75%		9/5/2025	12/6/2030	445	—	—	—
QM Buyer, Inc. (Revolver)	(6)	S + 4.75%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S + 4.75%		9/5/2025	3/10/2028	826	826	826	0.47
Total Software							16,513	16,513	9.33

Specialty Retail
Hub Pen Company, LLC	(7)	S + 5.35%		9/5/2025	12/31/2027	2,183	2,183	2,183	1.23
Total Specialty Retail							2,183	2,183	1.23

Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S + 5.25%		9/5/2025	7/22/2027	1,473	1,473	1,473	0.83
Dusk Acquisition II Corporation	(7)	S + 6.00%		9/5/2025	7/12/2029	566	566	566	0.32
Total Trading Companies & Distributors							2,039	2,039	1.15

Transportation & Logistics
A. Stucki Company	(7)	S + 5.01%		9/5/2025	3/27/2030	1,821	1,809	1,821	1.03
A. Stucki Company		S + 5.01%		9/5/2025	3/27/2030	663	661	663	0.37
Total Transportation & Logistics							2,470	2,484	1.40

Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S + 5.11%		9/5/2025	3/1/2028	6,903	6,903	6,903	3.90
Total Transportation Infrastructure							6,903	6,903	3.90

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)	Payment -in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Water Utilities
Greenrise Technologies, LLC	(7)	S + 6.50%		9/5/2025	7/19/2029	5,910	5,910	5,910	3.34
Greenrise Technologies, LLC (Delayed Draw)	(6)	S + 6.50%		9/5/2025	7/19/2029	260	—	—	—
Greenrise Technologies, LLC (Revolver)		S + 6.50%		9/5/2025	7/19/2029	170	160	160	0.09
Total Water Utilities							6,070	6,070	3.43

Total First Lien Senior Secured Loan							$254,405	$253,989	143.43%
Total Portfolio Investments - non-controlled/non-affiliated							$254,405	$253,989	143.43%
Money Market Fund
First American Treasury Obligations Fund (FXFXX)							$3,146	$3,146	1.78%
Total Money Market Fund							3,146	3,146	1.78%
Total Portfolio Investments and Money Market Fund							$257,551	$257,135	145.21%

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	Valued based on the Company’s accounting policy. The value of all securities was determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy). The fair value of all cash equivalents was valued using Level 1 inputs.
(5)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, qualifying assets represent 100% of the Company’s total assets and non-qualifying assets represent 0% of the Company’s total assets.
(6)	The position is unfunded and no interest income is being earned as of December 31, 2025. The position may earn a nominal unused facility fee on committed amounts. The Company had unfunded loan commitments of $8,627,213 as of December 31, 2025.
(7)	These investments were pledged as collateral under the Company’s RCC SPV, LLC Credit Facility as of December 31, 2025.
(8)	All portfolio company headquarters are based in the United States.
(9)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “S+”, or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. For fixed rate loans, a spread above reference rate is not applicable.
(10)	Security is on non-accrual status and is designated as non-income producing.

Remora Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. ORGANIZATION

Remora Capital Corporation (“we”, “us”, “our” and the “Company”), was formed on October 1, 2024 as a Maryland corporation. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Remora Capital Management, LLC (the “Adviser” and “Remora”), a Delaware limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio. Remora also serves as the Company’s administrator (in such capacity, the “Administrator”).

The Company’s investment objective is to generate a fixed interest income stream and preserve capital through superior loan selection and risk mitigation. The Company has built a diversified portfolio of senior secured loans to middle market companies with headquarters or principal operations in the United States and Canada.

The Company primarily establishes co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. As of March 31, 2026, such programs included sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement, the “Sub-Advisory Agreements”), pursuant to which such non-Remora counterparties provide sub-advisory services to the Company. See “Note 3. Agreements and Related Party Transactions – Sub-Advisory Agreements” for more information. The Company (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications. The Company may also invest in other types of loans and debt securities, collateralized loan obligations, collateralized debt obligations and other securities, and invest in funds and other pooled investment vehicles managed by other loan originators.

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

On September 5, 2025, immediately prior to the Company electing to be regulated as a BDC (the “BDC Election”), each of Remora Capital Partners I, LP (“Fund I”), Remora Capital Partners II, LP (“Fund II”), Remora Capital Partners I QP LP (“Fund I QP”), and Remora Capital Partners II QP, LP (“Fund II QP” and collectively with Fund I, Fund II, and Fund I QP, the “Funds”) merged with and into the Company (the “Mergers”). As a result of the Mergers, the Company issued 16,213,447 shares of common stock, par value $0.001 per share (“Common Stock”), 332,696 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), and acquired a portfolio of assets consisting of $244,112 of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $261,698, which had an aggregate net asset value (“NAV”) of $165,461. After the Mergers, the Company made the BDC Election and commenced operations. See “Note 3. Agreements and Related Party Transactions – Merger Agreements” for more information. As the Company did not commence operations until September 5, 2025, there are no results of operations for the three months ended March 31, 2025, and, accordingly, no comparative amounts for the prior year periods are discussed within these notes to the Consolidated Financial Statements.

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

As a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). As of both March 31, 2026 and December 31, 2025, the Company’s qualifying assets constituted 100% of its total assets.

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

The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when loans begin paying current cash interest and, in management’s judgment, payments are likely to remain current. The Company may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. This analysis is done on a loan-by-loan basis in lieu of on a per portfolio company basis. As of March 31, 2026, the Company had $5,910 and $4,438 at cost and fair value, respectively, in investments on non-accrual status, which, when presented as a percentage of total debt investments at cost and fair value, was 2.3% and 1.8%, respectively. As of December 31, 2025, the Company had $2,916 and $2,473 at cost and fair value, respectively, in investments on non-accrual status, which, when presented as a percentage of total debt investments at cost and fair value, was 1.1% and 1.0%, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. However, $725 of the Company’s legal expenses related to (i) the consent solicitation related to the amendments to the limited partnership agreements of the Funds and the Mergers and (ii) the formation and organization of the Company incurred through September 5, 2025, prior to the commencement of investment operations, were assumed by the Adviser pursuant to the Transaction Fee Letter (as defined below). The Company accrued or paid legal organization expenses related to the consent solicitation, the Mergers and the formation and organization of the Company of $0. For the three months ended March 31, 2026, the Company had $0 of other administrative expenses that were previously subject to contingencies that were advanced and reimbursable to the Adviser pursuant to the Investment Management Agreement (as defined below).

Income Taxes

The Company has elected to be treated and intends to qualify annually as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s shareholders and will not be reflected in the financial statements of the Company.

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

In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner (or is deemed to timely distribute) in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026, the Company recorded $6 of net expense which was included in “Other general and administrative expenses” on the consolidated statement of operations for U.S. federal excise tax. As of March 31, 2026, the Company met the requirements to qualify as a RIC under the Code.

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

With respect to the Company’s Common Stock, distributions, when declared, will be paid in cash to holders of the Common Stock to the extent the shareholder has not opted into participating in the Company’s distribution reinvestment program (“DRIP”). If the Board authorizes, and the Company declares, a cash dividend or distribution, holders of the Company’s Common Stock who have opted in to the distribution reinvestment program will have their cash dividends or distributions on the Common Stock automatically reinvested in additional shares of Common Stock, rather than receiving cash. The number of shares of Common Stock to be issued to a shareholder under the distribution reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share of the Common Stock as of the last day of the calendar quarter immediately preceding the date such distribution was declared. The Company intends to use newly issued shares of Common Stock to implement the program. During the three months ended March 31, 2026, the Company issued 2,478 Common shares for an aggregate value of $25 under the DRIP.

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

The following table presents distributions that were declared on the Company’s securities during the three months ended March 31, 2026 (dollar amounts in thousands):

Distributions on Preferred Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2026
March 31, 2026	March 31, 2026	April 30, 2026	$0.144	$48
Total				$48

Distributions on Common Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2026
January 31, 2026	January 30, 2026	April 30, 2026	$0.082	$1,511
February 28, 2026	February 27, 2026	April 30, 2026	$0.054	$1,027
March 31, 2026	March 31, 2026	April 30, 2026	$0.060	$1,176
Total				$3,714

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024. Because the Company is utilizing the extended transition period available to emerging growth companies, the required adoption date is for annual reporting periods beginning after December 15, 2025. The standard is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09; however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2026, the Company incurred gross management fees of $616, $158 of which was waived by the Adviser (see “Fee Waivers” below).

Incentive Fee

The Company pays the Adviser an incentive fee as set forth below. The incentive fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.

Investment Income Incentive Fee

Under the investment income component of the incentive fee, the Company pays the Adviser a quarterly incentive fee with respect to pre-incentive fee net investment income. The investment-income component is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income are based on the pre-incentive fee net investment income earned for the quarter.

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

For the three months ended March 31, 2026, the Company accrued $287 in income-based incentive fees, which were fully waived (see “Fee Waivers” below).

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

For the three months ended March 31, 2026, the Company accrued no capital gains incentive fees.

Fee Waivers

For the twelve months following the BDC Election Date, Remora has agreed to waive 25% of its management fees and 100% of its incentive fees under the Investment Management Agreement. Any such waiver of management fees or incentive fees will not be revocable during the term, and the amounts waived will not be subject to any right of future recoupment in favor of Remora.

For the three months ended March 31, 2026, the Adviser waived $158 in management fees and $287 in income-based incentive fees.

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

“Crescent Aggregate Investment Value” means, as of any particular date, the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by Crescent; provided that, for purposes of the Crescent Management Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement. For the three months ended March 31, 2026 the Company did not incur any Crescent Management Fees.

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

As compensation for its services under the Kayne Sub-Advisory Agreement, the Company pays Kayne, in arrears, a quarterly sub-management fee equal to 0.75% per annum of the Aggregate Investment Value (as defined below) of the Kayne Portfolio Investments, as computed by Kayne for each day during the applicable calendar quarter. For purposes of the Kayne Sub-Advisory Agreement, “Aggregate Investment Value” means, as of any particular date, the amount of capital invested by the Company in Kayne Portfolio Investments less any returns of such capital (but not net of income or capital appreciation received by the Company) and permanent write-offs. Kayne is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Kayne Sub-Advisory Agreement. For the three months ended March 31, 2026, the Company incurred $20 in sub-management fees payable to Kayne under the Kayne Sub-Advisory Agreement which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations.

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

As compensation for the services provided under the Eldridge Loan Sourcing Agreement, the Company pays Eldridge, in arrears, a quarterly fee equal to the Annual Applicable Rate of the Eldridge Aggregate Investment Value (each as defined below) computed by Eldridge for each day during the applicable calendar quarter. “Eldridge Aggregate Investment Value” means, as of any particular date, the aggregate value of all investments sourced by Eldridge pursuant to the Eldridge Loan Sourcing Agreement (or any previous agreement between the Company and an affiliate) and held by the Company (“Eldridge Approved Investments”) as of such date based on the most current valuation; provided that the value of any particular Eldridge Approved Investment will not exceed the outstanding principal balance of such Eldridge Approved Investment as of such date. “Applicable Annual Rate” means 0.80% per annum. For the three months ended March 31, 2026, the Company incurred $445 in fees payable to Eldridge under the Eldridge Loan Sourcing Agreement which was included in “Administration expense” on the Consolidated Statement of Operations.

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

For the three months ended March 31, 2026, the Company incurred $94 related to the Administration Agreement with Remora which was included in “Administration expense” on the Consolidated Statement of Operations.

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

The Company pays the Sub-Administrator, in arrears, a quarterly administration fee (the “Administration Fee”) equal to 0.30% per annum of the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by the Sub-Administrator; provided that, for purposes of the Administration Fee calculation, the value of any particular investment may not exceed the outstanding principal balance of such investment as of such date. For the three months ended March 31, 2026, the Company did not incur any Administration Fees payable to Crescent under the Sub-Administration Agreement.

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

The following table is a summary of the Net Asset Value and Merger Consideration of the Funds as of the date of the Mergers’ close, September 5, 2025. The net assets were primarily driven by the investments held at the respective Fund. Values are in thousands except for shares:

Remora Capital Corporation – Net Asset Value and Merger Consideration Schedule
Fund	Net Asset Value Merger Consideration	Value of Preferred Stock	Value of Common Stock	Number of Preferred Shares	Number of Common Shares
Remora Capital Partners I, LP	$13,621	$274	$13,347	27,388	1,334,726
Remora Capital Partners I QP LP	$81,519	$1,639	$79,880	163,913	7,988,040
Remora Capital Partners II, LP	$11,513	$232	$11,281	23,148	1,128,102
Remora Capital Partners II QP, LP	$58,808	$1,182	$57,626	118,247	5,762,579
Total	$165,461	$3,327	$162,134	332,696	16,213,447

4. INVESTMENTS

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$253,422	$252,495	100.0%	100.0%
Total	$253,422	$252,495	100.0%	100.0%

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$254,405	$253,989	100.0%	100.0%
Total	$254,405	$253,989	100.0%	100.0%

The following is a summary of the industry classifications in which the Company was invested as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

As of March 31, 2026
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,180	$7,180	2.83%	2.84%
Air Freight & Logistics	1,730	1,730	0.68	0.69
Auto Components	3,224	3,224	1.27	1.28
Automobiles	8,439	8,451	3.33	3.35
Building Products	4,395	4,395	1.73	1.74
Chemicals	7,376	7,444	2.91	2.95
Commercial Services & Supplies	10,652	10,689	4.20	4.23
Construction & Engineering	21,551	21,302	8.50	8.44
Diversified Financial Services	9,140	9,159	3.61	3.63
Electrical Equipment	10,832	10,892	4.27	4.31
Food & Staples Retailing	5,768	5,770	2.28	2.28
Health Care Equipment & Supplies	8,771	8,790	3.46	3.48
Health Care Providers & Services	15,007	14,996	5.92	5.94
Health Care Technology	13,523	12,955	5.34	5.13
Household Products	9,995	9,998	3.94	3.96
Insurance	1,915	1,915	0.76	0.76
Interactive Media & Services	5,903	5,905	2.33	2.34
IT Services	16,323	16,460	6.44	6.52
Life Sciences Tools & Services	2,891	2,895	1.14	1.15
Machinery	17,768	17,794	7.01	7.05
Media	14,592	13,685	5.76	5.42
Professional Services	17,112	17,520	6.75	6.94
Real Estate Management & Development	2,043	2,048	0.81	0.81
Road & Rail	1,158	1,149	0.47	0.44
Software	16,519	16,520	6.52	6.54
Specialty Retail	2,177	2,177	0.86	0.86
Trading Companies & Distributors	2,034	2,034	0.80	0.81
Transportation & Logistics	2,465	2,479	0.97	0.98
Transportation Infrastructure	6,884	6,884	2.72	2.73
Water Utilities	6,055	6,055	2.39	2.40
Total	$253,422	$252,495	100.00%	100.00%

As of December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$253,422	$252,495	100.00%	100.00%
Total	$253,422	$252,495	100.00%	100.00%

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$254,405	$253,989	100.00%	100.00%
Total	$254,405	$253,989	100.00%	100.00%

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

Level 1 —Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 —Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. With respect to investments for which market quotations are not readily available, the Board determines the fair value of such investments in good faith using fair value methodologies consistent with industry practice, including those set forth in ASC 820. In making such determinations, the Board undertakes a multi-step valuation process which includes, among other procedures, the following:

●	The Valuation Team of the Adviser (the “Valuation Team”) performs an enterprise value analysis and bond-yield analysis, as applicable, for each investment, and gathers available third-party valuation data related to the investment. The Valuation Team’s analyses and conclusions are then documented in a preliminary valuation memo and discussed with Remora’s Investment Committee (the “Investment Committee”).

●	The Investment Committee, which is responsible for analyzing and reviewing the preliminary estimations of fair value provided by the Valuation Team, reviews the data and assumptions needed to apply the fair value methodologies selected by the Board and utilized by the Valuation Team in providing its preliminary estimates of fair value. The Investment Committee then supplements the preliminary valuation memo to reflect any comments.

●	Valuation documentation, including the Valuation Team’s preliminary valuation memo and ASC 820 memo, are provided to the Audit Committee of the Board (the “Audit Committee”) and the Board quarterly.

●	The Audit Committee recommends, and the Board determines, the fair value of each investment for which market quotations are not readily available in good faith.

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

The following fair value hierarchy table sets forth the Company’s investments by level as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loans	$—	$—	$252,495	$252,495
Total portfolio company investments	—	—	252,495	252,495
Cash equivalents(1)	5,280	—	—	5,280
Total portfolio company investments and cash equivalents	$5,280	$—	$252,495	$257,775

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loans	$—	$—	$253,989	$253,989
Total portfolio company investments	—	—	253,989	253,989
Cash equivalents(1)	3,146	—	—	3,146
Total portfolio company investments and cash equivalents	$3,146	$—	$253,989	$257,135

(1)	“Cash equivalents” represents amounts held in interest-bearing money market funds as of March 31, 2026 and December 31, 2025.

Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either floating or fixed and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the Company’s senior secured loans ranged between 8.17% to 15.00% as of March 31, 2026. The maturity dates on the Company’s senior secured loans outstanding as of March 31, 2026 range between May 2026 and September 2031. As of March 31, 2026, the weighted average spread over the applicable SOFR for the Company’s senior secured loans outstanding was 5.56% and the weighted average contractual interest rate was 9.23%.

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

The following table provides a reconciliation of the beginning and ending balances of the Company’s investments at fair value that use Level 3 inputs for the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
	First Lien Senior Secured Loans	Total Investments
Balance as of December 31, 2025	$253,989	$253,989
Net change in unrealized gain (loss)	(511)	(511)
Purchases of investments and other adjustments to cost(1)	15,435	15,435
Proceeds from principal payments and sales on investments(2)	(16,600)	(16,600)
Amortization of premium/accretion of discount, net	182	182
Net realized gain (loss) on investments	-	-
Balance as of March 31, 2026	$252,495	$252,495
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2026	$(461)	$(461)

(1)	Includes purchases of new investments, effects of refinancing and restructurings and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2026 there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2026
	Fair	Valuation	Unobservable	Range		Weighted
Investment Type	Value	Technique (1)	Input	Low	High	Average
First Lien Senior Secured Loans	$237,849	Market Yield Analysis	Market Yield Discount Rates	6.9%	11.2%	8.1%
		Guideline Public Companies	EBITDA Multiples	5.4x	18.6x	9.3x
		Transactions Precedent	EBITDA Multiples	6.3x	18.9x	11.0x

First Lien Senior Secured Loans	$3,969	Market Yield Analysis	Market Yield Discount Rates	13.3%	14.4%	13.5%
		Guideline Public Companies	EBITDA Multiples	7.9x	8.2x	8.0x
		Transactions Precedent	EBITDA Multiples	10.0x	13.5x	12.6x
		Discounted Cash Flow	WACC	9.1%	10.0%	9.8%
			Long-Term Growth Rate	2.0%	2.0%	2.0%
First Lien Senior Secured Loans	$3,478	Guideline Public Companies	EBITDA Multiples	6.9x	9.8x	8.7x
		Transaction Precedent	EBITDA Multiples	8.4x	9.5x	8.8x
		Discounted Cash Flow	WACC	9.1%	10.4%	9.9%
			Long-Term Growth Rate	1.0%	2.0%	1.6%
Total	$245,296

	As of December 31, 2025
	Fair	Valuation	Unobservable	Range		Weighted
Investment Type	Value	Technique (1)	Input	Low	High	Average
First Lien Senior Secured Loans	$225,328	Market Yield Analysis	Market Yield Discount Rates	7.2%	11.2%	8.4%
		Guideline Public Companies	EBITDA Multiples	5.4x	16.8x	9.6x
		Transactions Precedent	EBITDA Multiples	6.4x	18.9x	10.8x

First Lien Senior Secured Loans	$9,431	Market Yield Analysis	Market Yield Discount Rates	12.9%	14.3%	13.5%
		Guideline Public Companies	EBITDA Multiples	7.2x	10.3x	9.3x
		Transactions Precedent	EBITDA Multiples	10.0x	13.7x	12.7x
		Discounted Cash Flow	WACC	8.3%	10.1%	9.0%
			Long-Term Growth Rate	2.0%	2.0%	2.0%
First Lien Senior Secured Loans	$3,807	Guideline Public Companies	EBITDA Multiples	6.0x	7.5x	6.6x
		Transaction Precedent	EBITDA Multiples	8.0x	9.5x	8.6x
		Discounted Cash Flow	WACC	9.1%	9.1%	9.1%
			Long-Term Growth Rate	1.0%	1.0%	1.0%
Total	$238,566

(1)	Excludes investments of $7,199 and $15,423 at fair value where valuation was determined by recent business transactions at March 31, 2026 and December 31, 2025, respectively.

The significant unobservable input used in the market yield and discounted cash flow techniques for fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. For the discounted cash flow technique, the weighted average cost of capital (“WACC”) and long-term growth rates are unobservable inputs used to estimated future cash flows and discount the estimated future cash flows expected to be received from the underlying investment. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

The significant unobservable inputs used in the market approach for fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Investment Committee , in its presentation of preliminary valuations estimations to the Audit Committee and Board, selects a population of public companies for each investment with similar operations and attributes for the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Investment Committee also selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and, generally, the latest twelve-month EBITDA or revenue of the portfolio company (or other meaningful measure) in making this presentation. Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the estimate of the fair value of the investment.

The significant unobservable inputs used in the transaction precedent method for fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable analysis of valuations of mergers and acquisitions transaction valuations for companies in a similar line of business.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio was 413.4% and 318.3%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock, constitutes a “senior security” for purposes of the 150% asset coverage test. See “Note 7. Equity Issuances, Issuance Expenses and Distributions” for further discussion of the Preferred Stock.

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

As of March 31, 2026 and December 31, 2025, the Company had $58,400 and $77,800 in borrowings outstanding, $91,600 and $72,200 available under the Credit Facility, and such borrowings were accruing interest based on a weighted average interest rate of 5.68% and 6.05%, respectively.

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

For the three months ended March 31, 2026, the Company incurred financing costs of zero in conjunction with the Credit Facility, which have been recorded as a deduction to the carrying value of the Credit Facility liability and are being amortized into interest expense on a straight-line basis through the maturity date of the Credit Facility.

For three months ended March 31, 2026, the Company incurred total interest expense of $1,067, which includes $146 of amortization of deferred financing costs.

The following summarizes the reconciliation of the carrying value of the Credit Facility as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Borrowings under Credit Facility	$58,400	$77,800
Unamortized deferred financing costs	(2,618)	(2,764)
Net carrying value of Credit Facility	$55,782	$75,036

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

The following table summarizes the issuance of shares of Common Stock during the three months ended March 31, 2026 (dollar amounts in thousands):

	Common Stock
For the three months ended March 31, 2026	Shares Issued	Net Proceeds
January 2, 2026	713,727	$7,123
February 2, 2026	627,255	6,260
March 2, 2026	372,846	3,721
Total	1,713,828	$17,104

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

Dividends

The holders of shares of Preferred Stock shall be entitled to receive, when, as and if declared by, or under authority granted by, the Board, out of funds legally available therefor and in preference to dividends and distributions on the Common Stock, cumulative cash dividends and distributions on each share of Preferred Stock in an amount equal to (i) the Initial Dividend Rate of 7.5 bps (or 0.075%) per annum through the first anniversary of the BDC Election Date and (ii) the Fixed Dividend Rate of 10 bps (or 0.10%) per annum after such first anniversary. Dividends accrue at the stated rate set forth in the Company’s Articles Supplementary, with a default rate applicable to unpaid dividends, equal to the stated dividend rate plus 0.02% per annum.

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

The Company assessed the rights and preferences of the Preferred Stock and determined that it was not required to be liability classified under ASC 480. In addition, the Company assessed the embedded features in the Preferred Stock and determined that the contingent redemption rights described above met the requirements for bifurcation as a derivative liability. As of the issuance date of the Preferred Stock and December 31, 2025, the Company determined that any fair value associated with the bifurcated derivative liability was de minimis given the remote probability of the related triggering events. Further, given the presence of these contingent redemption rights that are potentially outside of the Company’s control, the Company determined the Preferred Stock should be presented outside of permanent equity in temporary equity. The Preferred Stock was initially recognized at its fair value as of the date of the Mergers as described above. As the Preferred Stock is not currently redeemable or probable of becoming redeemable, the Company is not subsequently remeasuring the Preferred Stock to its redemption value. As of March 31, 2026, the Company recognized $48 in distributions declared to the holders of the Preferred Stock under the dividend provisions described above.

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

As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments to portfolio companies:

March 31, 2026
Investments—non-control/non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value(1)
First Lien Debt
402 Ventures, LLC	Revolver	9/26/2029	$85	$-
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$-
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$103	$-
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$-
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$-
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$541	$-
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$523	$-
Concord III, L.L.C.	Revolver	12/20/2028	$14	$-
Continuum Companies, Inc,	Delayed Draw	9/12/2027	$814	$-
Crestek, Inc.	Revolver	10/1/2030	$1,031	$(3)
Crosslake Intermediate, LLC	Revolver	3/17/2031	$130	$-
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$-
EDGE Intermediate, LLC	Revolver	6/5/2029	$128	$-
Envirotech Services, LLC	Delayed Draw	1/18/2029	$312	$-
Exec Connect Intermediate LLC	Revolver	3/11/2029	$60	$-
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$330	$-
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$-
Greenrise Technologies, LLC	Delayed Draw	7/19/2029	$260	$-
Greenrise Technologies, LLC	Revolver	7/19/2029	$10	$-
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$-
JA Moody LLC	Delayed Draw	11/29/2029	$355	$-
JA Moody LLC	Revolver	11/29/2029	$98	$-
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2026	$41	$-
Modular Devices Acquisition, LLC	Revolver	12/28/2026	$32	$-
MOXFIVE LLC	Revolver	8/16/2029	$230	$-
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$475	$-
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$355	$-
PAG Holding Corp.	Revolver	12/22/2029	$28	$-
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$60	$-
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$59	$-
Project Alliance Buyer, LLC	Revolver	8/27/2031	$992	$-
Providus MPS Buyer LLC	Revolver	8/16/2029	$245	$-
QM Buyer, Inc.	Delayed Draw	12/6/2030	$445	$-
QM Buyer, Inc.	Revolver	12/6/2030	$220	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Revolver	12/23/2030	$240	$-
Rose Paving, LLC	Revolver	11/7/2029	$253	$-
Science Care Parent Inc.	Delayed Draw	7/23/2027	$48	$-
Science Care Parent Inc.	Revolver	7/23/2027	$75	$-
Sentrics, Inc.	Delayed Draw	8/13/2026	$148	$-
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$-
Total Unfunded Commitments			$10,698	$(3)

December 31, 2025
Investments—non-control/non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value(1)
First Lien Debt
402 Ventures, LLC	Revolver	9/26/2029	$85	$-
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$-
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$117	$-
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$-
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$-
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$541	$(3)
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$450	$(4)
CentralBDC Enterprises, LLC	Revolver	6/11/2029	$22	$-
Concord III, L.L.C.	Revolver	12/20/2028	$14	$-
Crosslake Intermediate, LLC	Revolver	5/17/2029	$130	$-
Cultural Experiences Abroad, LLC	Revolver	8/16/2028	$143	$-
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$-
EDGE Intermediate, LLC	Revolver	6/5/2029	$117	$-
Exec Connect Intermediate LLC	Delayed Draw	3/11/2029	$100	$-
Exec Connect Intermediate LLC	Revolver	3/11/2029	$60	$-
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$330	$-
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$-
Greenrise Technologies, LLC	Delayed Draw	7/19/2029	$260	$-
Greenrise Technologies, LLC	Revolver	7/19/2029	$10	$-
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$-
JA Moody LLC	Delayed Draw	11/29/2029	$355	$-
JA Moody LLC	Revolver	11/29/2029	$96	$-
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2026	$1	$-
Modular Devices Acquisition, LLC	Revolver	12/28/2026	$32	$-
MOXFIVE LLC	Revolver	8/16/2029	$230	$-
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$475	$(3)
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$354	$(5)
PAG Holding Corp.	Revolver	12/22/2029	$46	$-
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$30	$-
Prime ABA Holdings, Inc.	Delayed Draw	9/16/2030	$35	$-
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$297	$-
Project Alliance Buyer, LLC	Revolver	8/27/2031	$991	$(13)
Providus MPS Buyer LLC	Revolver	8/16/2029	$172	$-
QM Buyer, Inc.	Delayed Draw	12/6/2030	$445	$-
QM Buyer, Inc.	Revolver	12/6/2030	$220	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$-
QVF Acquisition, Inc.	Revolver	12/23/2030	$198	$-
Rose Paving, LLC	Revolver	11/7/2029	$134	$-
Rose Paving, LLC	Delayed Draw	11/7/2029	$4	$-
Science Care Parent Inc.	Delayed Draw	7/23/2027	$48	$-
Science Care Parent Inc.	Revolver	7/23/2027	$75	$-
Talent Worldwide Inc.	Revolver	12/18/2029	$52	$-
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$-
Total Unfunded Commitments			$8,627	$(28)

(1)	Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of the Company’s financial highlights (dollar amounts in thousands, except per share data):

For the Three Months Ended March 31, 2026
Per share data:
Net asset value at beginning of period	$9.98
Net investment income(1)	0.19
Net realized gain /(loss)(1)	-
Net change in unrealized (depreciation)(1)	(0.03)
Net (decrease) increase in net assets resulting from operations(1)	0.16
Stockholder distributions from income(1)(2)	(0.20)
Issuance of common stock(1)	-
Total increase (decrease) in net assets(1)	(0.04)
Net asset value at end of period(1)	$9.94

Common shares outstanding at end of period	19,458,669
Preferred shares outstanding at end of period	332,696
Total return(2)(3)	1.60%

Ratio/Supplemental data:
Net assets applicable to common shares, end of period	$193,461
Ratio of net expenses including waivers applicable to common shares (4)	5.28%
Ratio of net investment income to average net assets applicable to common shares(4)	7.54%
Portfolio turnover rate applicable to common shares (5)	6.23%
Average debt outstanding	$56,143
Weighted average debt per common share	$2.89

(1)	The per share data was derived by using the shares of Common Stock outstanding during the period.

(2)	Total return is calculated as the change in NAV per share applicable to common shares during the period, plus distributions per share, if any, divided by the beginning NAV per share applicable to common shares. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share applicable to common shares preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding for common shares during the period and certain per share data based on shares outstanding as of a period end or transaction date. Total return is not annualized and does not reflect any impact of time, which for the current reporting period represented only 90 days.

(4)	Ratios are annualized, excluding one-time costs, which were not annualized. Net investment income in calculation is reduced by the preferred dividends amount payable.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

Share Issuances

On April 1, 2026, the Company issued 432,093 shares of Common Stock for an aggregate offering price of $9.94.

On May 1, 2026, the Company issued 346,720 shares of Common Stock for an aggregate offering price of $9.94.

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

Dividends

On April 30, 2026, the Board declared monthly dividends to stockholders in amounts equal to 100% of the Company’s net investment income minus accrued preferred stock dividends for the month of April 2026. This dividend was declared subsequent to March 31, 2026 and therefore is not reflected in the accompanying consolidated financial statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and prospects of our portfolio companies;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs or conditions affecting the financial and capital markets;

●	our contractual arrangements and relationships with third parties;

●	volatility of leveraged loan markets;

●	the adequacy of our financing sources and working capital;

●	risk of borrower default;

●	interest rate volatility, which could adversely affect our results, particularly because we intend to use leverage as part of our investment strategy;

●	actual and potential conflicts of interest with Remora Capital Management, LLC (the “Adviser” or “Remora”) and its affiliates;

●	our ability to make distributions;

●	changes to the fair value of our investments;

●	geopolitical conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

●	the impact of increased competition among other entities and our affiliates for investment opportunities;

●	competition with other entities and our affiliates for investment opportunities;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser to attract and retain highly talented professionals;

●	risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

●	our ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology; and

●	future changes in laws or regulations and conditions in our operating areas.

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

Overview

Remora Capital Corporation (“we,” “us,” “our,” or the “Company”) is an externally managed, non-diversified closed-end management investment company established to seek attractive risk-adjusted returns from senior secured corporate loans primarily in the core middle market. We are a Maryland corporation that has elected to be regulated as a BDC under the 1940 Act, and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually as a RIC.

We are externally managed by Remora, a Delaware limited liability company, pursuant to an investment management agreement (the “Investment Management Agreement”). The Adviser is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board of Directors (the “Board”), Remora manages our day-to-day operations and provides us with investment advisory services. Remora also serves as our administrator (in such capacity, the “Administrator”) pursuant to an administration agreement with us (the “Administration Agreement”) and provides all administrative services necessary for us to operate. In addition, we have entered into sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”)  and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement, the “Sub-Advisory Agreements”) and the Eldridge Loan Sourcing Agreement with Eldridge Credit Advisers, LLC (the “Eldridge Loan Sourcing Agreement”), pursuant to which such non-Remora counterparties provide sub-advisory and loan sourcing services to us, as applicable. We have also entered into the sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for us under the Crescent Sub-Advisory Agreement.

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

We have principally targeted investments in first lien senior secured loans (which are in first position or have first claim to underlying collateral and the senior most securities in the capital structure) issued typically by non-bank loan originators to tenured private equity sponsors for leveraged buyout acquisitions and growth capital financings. Remora has targeted, on average, to have 50/50 loan-to-value (“LTV”) with sponsors’ and other equity capital invested junior to our investments, demonstrating significant collateral support for our investments. Remora believes this investment strategy will drive consistent current income for our investors at attractive yields while maintaining a core focus on capital preservation. As of both March 31, 2026 and December 31, 2025, other than cash and cash equivalents, our investment portfolio was comprised of 100% first lien senior secured loans that all have at least one financial maintenance covenant (typically a total net leverage covenant) and a funded private equity sponsor or significant institutional capital provider with significant equity invested in the borrower that is subordinated to our loan.

We are conducting a continuous private offering (“Private Offering”) of our common stock, par value $0.001 per share (the “Common Stock”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”). At each closing in respect of the Private Offering, an investor purchases shares of our Common Stock pursuant to a subscription agreement between us and such investor.

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

On September 5, 2025, immediately prior to our electing to be regulated as a BDC (the “BDC Election”), each of Remora Capital Partners I, LP (“Fund I”), Remora Capital Partners II, LP (“Fund II”), Remora Capital Partners I QP LP (“Fund I QP”), and Remora Capital Partners II QP, LP (“Fund II QP” and collectively with Fund I, Fund II, and Fund I QP, the “Funds”) merged with and into us (the “Mergers”). As a result of the Mergers, we acquired a portfolio of assets consisting of $244 million of principal amount of loans to 82 borrowers (including undrawn commitments of revolving credit facilities and delayed draw term loans), cash and other assets totaling $262 million.

During the three months ended March 31, 2026, we made new and add-on investments across 16 portfolio companies totaling $15.4 million, partially offset by $16.6 million of repayments, including $14.3 million from full exits of three portfolio companies and $2.3 million of partial paydowns from existing portfolio companies.

The following chart summarizes our investment activity for the three months ended March 31, 2026 (dollar amounts in thousands):

For the Three Months Ended March 31, 2026
New investments, at cost
First Lien Senior Secured Loans	$15,363
Total Investments	$15,363
Proceeds from investments sold or repaid
First Lien Senior Secured Loans	$(16,600)
Total Proceeds	(16,600)
Net increase (decrease) in portfolio	$(1,237)

As of March 31, 2026, 99.92% of the first lien senior secured loan investments in our portfolio bore interest at floating rates and 0.08% bore interest at fixed rates. As of December 31, 2025, 99.97% of the first lien senior secured loan investments in our portfolio bore interest at floating rates and 0.03% bore interest at fixed rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end, and base rates on 100.0% of the loans in our portfolio exceeded the stated floors. As of March 31, 2026, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.56% and the weighted average contractual interest rate was 9.23%. As of December 31, 2025, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.60% and the weighted average contractual interest rate was 9.45%.

The following table shows the composition of our investment portfolio as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of March 31, 2026
	Fair Value	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$252,495	100.00%
Total investments	$252,495	100.00%

	As of December 31, 2025
	Fair Value	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$253,989	100.00%
Total investments	$253,989	100.00%

The following table shows a summary of the industry classifications of our investments as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

As of March 31, 2026
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,180	$7,180	2.83%	2.84%
Air Freight & Logistics	1,730	1,730	0.68	0.69
Auto Components	3,224	3,224	1.27	1.28
Automobiles	8,439	8,451	3.33	3.35
Building Products	4,395	4,395	1.73	1.74
Chemicals	7,376	7,444	2.91	2.95
Commercial Services & Supplies	10,652	10,689	4.20	4.23
Construction & Engineering	21,551	21,302	8.50	8.44
Diversified Financial Services	9,140	9,159	3.61	3.63
Electrical Equipment	10,832	10,892	4.27	4.31
Food & Staples Retailing	5,768	5,770	2.28	2.28
Health Care Equipment & Supplies	8,771	8,790	3.46	3.48
Health Care Providers & Services	15,007	14,996	5.92	5.94
Health Care Technology	13,523	12,955	5.34	5.13
Household Products	9,995	9,998	3.94	3.96
Insurance	1,915	1,915	0.76	0.76
Interactive Media & Services	5,903	5,905	2.33	2.34
IT Services	16,323	16,460	6.44	6.52
Life Sciences Tools & Services	2,891	2,895	1.14	1.15
Machinery	17,768	17,794	7.01	7.05
Media	14,592	13,685	5.76	5.42
Professional Services	17,112	17,520	6.75	6.94
Real Estate Management & Development	2,043	2,048	0.81	0.81
Road & Rail	1,158	1,149	0.47	0.44
Software	16,519	16,520	6.52	6.54
Specialty Retail	2,177	2,177	0.86	0.86
Trading Companies & Distributors	2,034	2,034	0.80	0.81
Transportation & Logistics	2,465	2,479	0.97	0.98
Transportation Infrastructure	6,884	6,884	2.72	2.73
Water Utilities	6,055	6,055	2.39	2.40
Total	$253,422	$252,495	100.00%	100.00%

As of December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

Portfolio Asset Quality

As part of the monitoring process, we regularly assess the risk profile of each of our investments and rate each of them based on an internal proprietary system that uses the categories listed below, which we refer to as our investment performance risk rating. For any investment rated in Grades 3, 4 or 5, we will increase our monitoring intensity, increase our interactions with our Sub-Advisers, where applicable, and prepare regular updates for Remora’s Investment Committee (the “Investment Committee”) summarizing current operating results and material impending events. We monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, we review these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

In the event of a delinquency or a decision to rate an investment Grade 4 or Grade 5, the Investment Committee will develop an action plan. Such a plan may require a meeting with a Sub-Adviser, where applicable, or the lender group to discuss reasons for the default and the steps management and the lender group are undertaking to address the under-performance, as well as amendments and waivers that may be required.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

As of March 31, 2026
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$-	0.0%
2	240,025	95.1
3	11,111	4.4
4	1,359	0.5
5	-	0.0
Total	$252,495	100.0%

As of December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$-	0.0%
2	246,333	97.0
3	6,100	2.4
4	1,556	0.6
5	-	0.0
Total	$253,989	100.0%

Investment performance ratings are accurate only as of such date and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors.

As of March 31, 2026, we had three debt investments on non-accrual status for a total of $5.9 million at cost and $4.4 million at fair value. As of December 31, 2025, we had two debt investments on non-accrual status for a total of $2.9 million at cost and $2.5 million at fair value.

Results of Operations

For the three months ended March 31, 2026, our operating results were as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2026
Operating Results
Total investment income	$6,012
Net expenses	2,464
Net unrealized appreciation (depreciation)	(511)
Net realized gain (loss)	-
Net increase (decrease) in net assets resulting from operations	$3,037

Investment Income

For the three months ended March 31, 2026, the composition of our investment income was as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2026
Investment income
Interest income	$5,845
PIK interest income	72
Other income	95
Total Investment Income	$6,012

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

Payment-in-Kind Interest Income

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

Operating Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by Remora, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of Remora pursuant to the terms of the Administration Agreement and outside service providers pursuant to sub-advisory, sub-administration, loan sourcing and other service agreements. All investment professionals of Remora and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by Remora and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Investment Management Agreement. See “Note 3. – Investment Management Agreement” in the Consolidated Financial Statements provided with this Quarterly Report on Form 10-Q for more information.

We reimburse the Administrator in an amount equal to our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our General Counsel, Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) and their staff. The allocable portion of the salaries of the General Counsel, CFO, CCO and other Remora staff attributable to their work on the Company is subject to a cap equal to 22.5 basis points (“bps”) of our net asset value (“NAV”) as of the end of each fiscal year. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. See “Note 3. Business – Administrative and Servicing Agreements – Administration Agreement” in the Consolidated Financial Statements provided with this Quarterly Report on Form 10-Q for more information.

We bear all other out-of-pocket costs and expenses of our operations and transactions, including expenses associated with:

●	investment advisory fees, including direct and indirect costs and expenses incurred by Remora for office space rental, office equipment, utilities and other non-compensation-related overhead allocable to the performance of investment advisory services under the Investment Management Agreement, including the costs and expenses of:

○	due diligence of potential investments, monitoring the performance of our investments, disposing of investments, and unsuccessful portfolio acquisition efforts,

○	serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies and enforcing our rights in respect of our investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third-party service providers), and

○	valuation, pricing and monitoring services, research (including market data, research analytics and news feeds), ratings, origination fees, loan servicing fees, loan administration fees, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading the web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) used for our benefit;

●	management and incentive fees payable under the Investment Management Agreement;

●	our organization and offering;

●	valuing our assets and computing our NAV (including the cost and expenses of any independent valuation firm or other service provider);

●	fees and expenses incurred by the Administrator or payable to third parties, including agents, consultants or other advisers, or affiliates of Remora in connection with monitoring financial, legal, regulatory and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments and in providing administrative services;

●	interest and any other amounts (including, without limitation, commitment fees, principal payments, outside counsel fees, and agent fees) payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;

●	offerings of our Common Stock and preferred stock, par value $0.001 per share (“Preferred Stock”) and other securities (including underwriting, placement agent and similar fees and commissions);

●	third-party investor hosting and similar platforms and service providers;

●	administration fees;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our securities on any securities exchange in the future;

●	foreign, U.S. federal, state and local taxes;

●	fees and expenses of our Independent Directors;

●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority, or other regulators;

●	costs of any reports, proxy statements or notices to stockholders (including printing costs);

●	costs associated with individual or group shareholders;

●	our allocable portion (which shall initially be 100%) of any fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of our administration and operation, including printing, mailing, long-distance telephone, copying, secretarial and other staff, independent auditors, tax preparation services and outside legal costs;

●	expenses associated with shareholder or Board meetings;

●	costs of operating any subsidiaries;

●	any indemnification amounts owed by us;

●	costs and expenses incurred under any litigation, threatened litigation or governmental regulatory inquiry, involving us, our investment or operating activities (including, without limitation, attorneys’ fees, any judgments, settlements or other amounts paid in connection therewith) and all other extraordinary expenses; and

●	all other expenses incurred by or allocable to us, whether paid by us or Remora while administering our business (including, without limitation, outside counsel, third-party valuation, accounting, audit, tax planning and tax return preparation) and other out-of-pocket expenses and fees, such as the allocable portion of overhead under the Administration Agreement, including rent and allocable portion of the cost of the General Counsel, CCO (and Sarbanes-Oxley Act of 2002, as amended, consultant, if any) and CFO and their respective staffs (subject, in the case of the allocable portion of the cost of the salaries of the General Counsel, CFO, CCO, and other Remora staff attributable to their work on the Company, to a 22.5 bps cap of our NAV).

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the twelve months following September 5, 2025 (the “BDC Election Date”), Remora has agreed to waive 25% of its management fees and 100% of its incentive fees under the Investment Management Agreement. Any such waiver of management fees or incentive fees is not revocable during the proposed term, and the amounts waived are not subject to any right of future recoupment in favor of Remora. For the three months ended March 31, 2026, Remora waived $0.2 million in management fees and $0.3 million in incentive fees.

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

For the three months ended March 31, 2026, the composition of our operating expenses was as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2026
Interest expense	$1,067
Administration expense	539
Base management fees	616
Board of directors’ fees	18
Professional fees	175
Custody expense	41
Other general and administrative expenses	166
Income-based incentive fees	287
Expenses before fee waivers	$2,909
Management fees waived	(158)
Income-based incentives fees waived	(287)
Total operating expenses, net of fee waivers	$2,464

Other General and Administrative Expenses

For the three months ended March 31, 2026, we had $0.2 million of general and administrative expenses.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments for the three months ended March 31, 2026 totaled approximately ($0.5) million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with our valuation policy.

Net Realized Gains and Losses on Investments

We had no sales of investments during the three months ended March 31, 2026, resulting in no net realized gains.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from offerings of our securities and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of shares of our Common Stock (collectively, the “Shares”).

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

As of March 31, 2026 and December 31, 2025, we had $6.0 million and $7.2 million in cash and cash equivalents and $4.4 million and $7.4 million in restricted cash, which includes $3.5 million and $6.1 million in cash at RCC SPV, LLC (“RCC SPV”). Additionally, as of March 31, 2026 and December 31, 2025, we had $58.4 million and $77.8 million of debt outstanding on our Credit Facility, respectively. As of March 31, 2026 and December 31, 2025, we had $91.6 million and $72.2 million available for borrowing on our Credit Facility, respectively. See “Borrowings” below for additional information.

Cash Flows

During the three months ended March 31, 2026, our operating activities provided cash in the amount of $4.2 million, primarily driven by cash interest collections and investment principal repayments.

Share Issuances

The following table summarizes the issuances of shares of our Common Stock during the three months ended March 31, 2026 (dollar amounts in thousands):

	Common Stock
For the three months ended March 31, 2026	Shares Issued	Net Proceeds
January 2, 2026	713,728	$7,123
February 2, 2026	627,255	6,260
March 2, 2026	372,846	3,721
Total	1,713,828	$17,104

Taxes

We have elected to be treated and intend to qualify annually as a RIC under subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income.

Although not required for us to maintain our RIC tax status, in order to avoid the imposition of a 4% nondeductible federal excise tax imposed on certain undistributed income of RICs, we must timely distribute (or be deemed to have timely distributed) an amount equal to at least the sum of: (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (ii) 98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026, the Company recorded $6 of net expense which was included in “Other general and administrative expenses” on the consolidated statement of operations for U.S. federal excise tax.

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

With respect to our Common Stock, distributions, when declared, will be paid in cash to shareholders of the Common Stock to the extent the shareholder has not opted into participating in our dividend reinvestment program (“DRIP”). If our Board authorizes, and we declare a cash dividend or distribution, holders of our Common Stock who have opted in to our distribution reinvestment program will have their cash dividends or distributions on our Common Stock automatically reinvested in additional shares of our Common Stock, rather than receiving cash. The number of shares of our Common Stock to be issued to a shareholder under the distribution reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the distribution reinvestment program. During the three months ended March 31, 2026, the Company issued 2,478 Common shares for an aggregate value of $25 under the DRIP.

With respect to our Preferred Stock, our Board intends to pay distributions on the Preferred Stock quarterly in arrears on or about the last day of the month following the end of each calendar quarter for dividends accrued the previous quarter (or such later date as our Board may designate) in an amount equal to (i) 7.5 basis points (“bps”) (or 0.075%) per annum through the first anniversary of the BDC Election Date and (ii) 10 bps (or 0.1%) per annum (the “Fixed Dividend Rate”) after such first anniversary.

We cannot predict the amount of distributions holders of our Common Stock or Preferred Stock may receive, and we may be unable to pay distributions over time. Our inability to acquire additional investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on the Common Stock and/or Preferred Stock.

The following table presents distributions that were declared and payable on our Shares during the three months ended March 31, 2026 (dollar amounts in thousands):

Distributions on Preferred Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2026
March 31, 2026	March 31, 2026	April 30, 2026	$0.144	$48
Total				$48

Distributions on Common Stock
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2026
January 31, 2026	January 30, 2026	April 30, 2026	$0.082	$1,511
February 28, 2026	February 27, 2026	April 30, 2026	$0.054	$1,027
March 31, 2026	March 31, 2026	April 30, 2026	$0.060	$1,176
Total				$3,714

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

As of March 31, 2026 and December 31, 2025, we had $58.4 million and $77.8 million in borrowings outstanding under the Credit Facility and were accruing a weighted average interest rate of 5.68% and 6.05%, respectively. The Credit Facility is recorded net of unamortized debt issuance cost. The carrying value approximated fair value at issuance due to the Credit Facility’s recent origination.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draw term loans or revolving credit facility commitments. Commitments generally have fixed expiration dates or other termination clauses. As of March 31, 2026 and December 31, 2025, we had $10.7 million and $8.6 million of unfunded commitments due to our portfolio companies, respectively. As of both March 31, 2026 and December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 413.4% and 318.3%, respectively. The Preferred Stock was treated as a “senior security” for purposes of our calculation of the 150% asset coverage test.

Critical Accounting Policies and Estimates

We consolidate RCC SPV, our wholly owned subsidiary, in the presentation of our consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 and incorporated by reference herein.

Investment Valuation

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board. A market quotation is only “readily available” to the extent that the security can be valued with Level 1 inputs (as defined below). As a result, the Board must determine the fair value of all securities valued with Level 2 inputs or Level 3 inputs (each as defined below). Since most of the securities held by us do not have readily available market quotations, the Board is required to determine the fair value of such securities, with input from Remora, third-party independent valuation providers or loan sourcing firms and the Audit Committee of the Board (the “Audit Committee”) as of the end of each quarter.

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

Investments for which market quotations are readily available are typically valued at those market quotations. With respect to investments for which market quotations are not readily available, the Board determines the fair value of such investments in good faith using fair value methodologies consistent with industry practice, including those set forth in ASC 820. In making such determinations, the Board undertakes a multi-step valuation process which includes, among other procedures, the following:

●	The Valuation Team of the Adviser performs an enterprise value analysis and bond-yield analysis, as applicable, for each investment, and gathers available third-party valuation data related to the investment. The Valuation Team’s analyses and conclusions are then documented in a preliminary valuation memo and discussed with the Investment Committee.

●	The Investment Committee, which is responsible for analyzing and reviewing the preliminary estimations of fair value provided by the Valuation Team, reviews the data and assumptions needed to apply the fair value methodologies selected by the Board and utilized by the Valuation Team in providing its preliminary estimates of fair value. The Investment Committee then supplements the preliminary valuation memo to reflect any comments.

●	Valuation documentation, including the Valuation Team’s preliminary valuation memo and ASC 820 memo, are provided to the Audit Committee and the Board quarterly.

●	The Audit Committee recommends, and the Board determines, the fair value of each investment for which market quotations are not readily available in good faith.

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

Share Issuances

On April 1, 2026, we issued 432,093 shares of Common Stock for an aggregate offering price of $9.94.

On May 1, 2026, we issued 346,720 shares of Common Stock for an aggregate offering price of $9.94.

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

Dividends

On April 30, 2026, the Board declared monthly dividends to stockholders in amounts equal to 100% of our net investment income minus accrued preferred dividends for the month of April 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and valuation risk.

Valuation Risk

We have invested and plan to continue to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” in this Quarterly Report on Form 10-Q for more information.

Interest Rate Risk

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

As of March 31, 2026, 99.92% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. As of December 31, 2025, 99.97% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

	As of March 31, 2026
Basis Point Changes	Interest Income	Interest Expense	Net Income (loss)
Up 300 basis points	$7,455	$(1,752)	$5,703
Up 200 basis points	4,970	(1,168)	3,802
Up 100 basis points	2,485	(584)	1,901
Down 100 basis points	(2,461)	584	(1,877)
Down 200 basis points	(4,915)	974	(3,941)
Down 300 basis points	(7,362)	974	(6,388)

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor the Adviser are currently subject to any material legal proceedings. To our knowledge, there is no material legal proceeding threatened against us or the Adviser. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, including our interim consolidated financial statements and the related notes thereto, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 which could materially affect our business, financial condition and/or operating results, before making a decision to purchase our securities. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Remora Capital Corporation

Date: May 13, 2026	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2026	/s/ Kyleah Adamson
	Name:	Kyleah Adamson
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)