Form 10-Q
period 2026-09-30
Remora Capital Corp
filed 2026-11-12
CIK 2045370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, the registrant had 21,873,807 shares of common stock outstanding.

REMORA CAPITAL CORPORATION

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (unaudited)	2

	Consolidated Statements of Changes in Net Assets and Preferred Equity for the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (unaudited)	5

	Consolidated Schedules of Investments as of September 30, 2026 (unaudited) and December 31, 2025	6

	Notes to Consolidated Financial Statements (unaudited)	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION		69

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

Signatures		72

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Remora Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $253,096 and $254,405, respectively)	$248,038	$253,989
Cash and cash equivalents	5,125	7,214
Restricted cash	1,043	7,350
Interest and dividends receivable	730	603
Prepaid expenses and other assets	101	235
Total assets	$255,037	$269,391

LIABILITIES
Credit facility, net of unamortized debt issuance cost (1)	33,977	75,036
Financing costs payable	1,667	1,667
Subscriptions received in advance	1,043	7,350
Interest payable	255	436
Dividends payable	3,720	3,218
Management fees payable	—	31
Accrued professional fees	193	435
Accrued expenses and other liabilities	665	834
Total liabilities	$41,520	$89,007
Commitments and contingencies (Note 8)

NET ASSETS
Preferred shares, $0.001 par value, 50,000,000 shares authorized, 332,696 and 332,696 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, at carrying value plus cumulative accrued and unpaid dividends	$3,327	$3,327
Additional paid in capital	—	—
Net Assets Applicable to Common Shares	$210,190	$177,057
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common shares, $0.001 par value, 150,000,000 shares authorized; 21,565,192 and 17,742,363 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$22	$18
Additional paid in capital	215,138	177,154
Distributable earnings (losses)	(4,970)	(115)
Net Assets Applicable to Common Shares	$210,190	$177,057
Net Asset Value Per Common Share	$9.75	$9.98

(1)

As of September 30, 2026, Credit facility is reflected net of borrowings outstanding of $36,300 and unamortized debt issuance cost of ($2,323). As of December 31, 2025, Credit facility is reflected net of borrowings outstanding of $77,800 and unamortized debt issuance cost of ($2,764).

The accompanying notes are an integral part of the consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025	For the Nine Months Ended September 30, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,902	$1,630	$17,676
Payment-in-kind interest income	148	93	274
Other income	3	—	99
Total investment income	6,053	1,723	18,049
Operating Expenses:
Interest expense	943	410	3,021
Administration expense	519	163	1,598
Income-based incentive fees	276	—	833
Management fees	658	161	1,911
Board of directors' fees	18	9	56
Professional fees	143	202	471
Custody expense	36	31	120
Other general and administrative expenses	180	407	504
Total operating expenses	2,773	1,383	8,514
Less: Management fees waived	(165)	(40)	(482)
Less: Income-based incentive fees waived	(276)	—	(833)
Net expenses	2,332	1,343	7,199
Net investment income (loss)	3,721	380	10,850

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	—	—	—
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	(2,206)	470	(4,642)
Total net realized and unrealized (loss) gain on investments:	(2,206)	470	(4,642)
Net increase (decrease) in net assets resulting from operations	$1,515	$850	$6,208
Preferred Stock dividends	(49)	(12)	(145)
Net increase (decrease) in net assets resulting from operations applicable to common stockholders	$1,466	$838	$6,063

Per common share information - basic and diluted:
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.07	$0.05	$0.30
Weighted average common shares outstanding (basic and diluted)	21,339,965	16,214,447	20,206,992

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statements of Changes in Net Assets and Preferred Equity

(in thousands, except share and per share data)

(Unaudited)

	Preferred Stock Classified					Accumulated Earnings
	as Temporary Equity		Common Stock		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	332,696	$3,327	17,742,363	$18	$177,154	$(115)	$177,057
Operations:
Net investment income	—	—	—	—	—	3,548	3,548
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(511)	(511)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	3,037	3,037
Shareholder distributions:
Dividends to common shareholders	—	—	—	—	—	(3,714)	(3,714)
Dividends to preferred shareholders	—	—	—	—	—	(48)	(48)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(3,762)	(3,762)
Capital Share Transactions:
Common shares issued in connection with dividend reinvestment plan	—	—	2,478	—	25	—	25
Issuance of shares	—	—	1,713,828	2	17,102	—	17,104
Net increase (decrease) in net assets resulting from capital share transactions	—	—	1,716,306	2	17,127	—	17,129
Net increase (decrease) for the period	—	—	1,716,306	2	17,127	(725)	16,404
Balance, March 31, 2026	332,696	$3,327	19,458,669	$20	$194,281	$(840)	$193,461
Operations:
Net investment income	—	—	—	—	—	3,582	3,582
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,925)	(1,925)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	1,657	1,657
Shareholder distributions:
Dividends to common shareholders	—	—	—	—	—	(3,534)	(3,534)
Dividends to preferred shareholders	—	—	—	—	—	(48)	(48)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(3,582)	(3,582)
Capital Share Transactions:
Common shares issued in connection with dividend reinvestment plan	—	—	7,688	—	76	—	76
Issuance of shares	—	—	1,219,054	1	12,116	—	12,117
Net increase (decrease) in net assets resulting from capital share transactions	—	—	1,226,742	1	12,192	—	12,193
Net increase (decrease) for the period	—	—	1,226,742	1	12,192	(1,925)	10,268
Balance, June 30, 2026	332,696	$3,327	20,685,411	$21	$206,473	$(2,765)	$203,729
Operations:
Net investment income (loss)	—	—	—	—	—	3,721	3,721
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,206)	(2,206)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	1,515	1,515
Shareholder distributions:
Dividends to common shareholders	—	—	—	—	—	(3,671)	(3,671)
Dividends to preferred shareholders	—	—	—	—	—	(49)	(49)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(3,720)	(3,720)
Capital Share Transactions:
Common shares issued in connection with dividend reinvestment plan	—	—	8,715	—	86	—	86
Issuance of shares	—	—	871,066	1	8,579	—	8,580
Net increase (decrease) in net assets resulting from capital share transactions	—	—	879,781	1	8,665	—	8,666
Net increase (decrease) for the period	—	—	879,781	1	8,665	(2,205)	6,461
Balance, September 30, 2026	332,696	$3,327	21,565,192	$22	$215,138	$(4,970)	$210,190

	Preferred Stock Classified					Accumulated Earnings
	as Temporary Equity		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, June 30, 2025 (1)	$—	$—	1,000	$—	$10	$—	$10
Operations:
Net investment income	—	—	—	—	—	380	380
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	470	470
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	850	850
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(12)	(12)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(12)	(12)
Capital Share Transactions:
Issuance of shares	332,696	3,327	16,213,447	16	162,118	—	162,134
Net increase (decrease) for the period	332,696	3,327	16,213,447	16	162,118	838	162,972
Balance, September 30, 2025	332,696	$3,327	16,214,447	$16	$162,128	$838	$162,982
(1)	Common Stock Par Value less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corporation

Consolidated Statement of Cash Flows

(in thousands, except share data)

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$6,208	$850
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accrued interest and dividends received in-kind	(274)	(93)
Net accretion of discount and amortization of premium	(489)	(27)
Proceeds from sale of investments and principal repayments	55,884	1,980
Purchases of investments	(53,812)	(6,324)
Net change in unrealized (appreciation) depreciation on investments	4,642	(470)
Amortization of deferred financing costs	444	41
Cash acquired in merger	—	19,705
Changes in operating assets and liabilities:
Interest and dividends receivable	(127)	2,040
Management fees payable	(31)	121
Prepaid expenses and other assets	134	5,565
Interest payable	(181)	(263)
Accrued professional fees	(242)	202
Accrued expenses and other liabilities	(169)	222
Net cash provided by (used in) operating activities	11,987	23,549
Cash flow from financing activities
Proceeds from issuance of shares	37,801	10
Borrowings under credit facility	48,400	101,400
Debt repayments under credit facility	(89,900)	(116,400)
Subscriptions received in advance	(6,307)	—
Dividends paid	(10,375)	—
Deferred financing costs paid	(2)	(999)
Net cash provided by (used in) financing activities	(20,383)	(15,989)
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,396)	7,560
Cash and cash equivalents and restricted cash, beginning of period	14,564	—
Cash and cash equivalents and restricted cash, end of period	$6,168	$7,560
Supplemental disclosure of cash flow information and non-cash financing activities
Dividends payable	$3,720	$—
Reinvestment of shareholder distributions	$187	$—
Cash interest paid	$2,758	$651
Non-cash purchases of investments	$—	$233,481
Interest and dividends receivable acquired in merger	$—	$2,723
Prepaid expenses and other assets acquired in merger	$—	$5,662
Senior securities net of deferred financing costs acquired in merger	$—	$94,983
Interest payable acquired in merger	$—	$651
Accrued professional fees acquired in merger	$—	$9
Accrued expenses and other liabilities acquired in merger	$—	$467
Non-cash issuance of preferred shares	$—	$3,327
Non-cash issuance of common shares	$—	$162,134

September 30, 2026
Cash and cash equivalents	$5,125
Restricted cash	1,043
Total Cash and cash equivalents and restricted cash shown on the Consolidated Statement of Cash Flows	$6,168

The accompanying notes are an integral part of these consolidated financial statements.

Remora Capital Corp.

Consolidated Schedule of Investments

September 30, 2026

(in thousands, except shares)

(Unaudited)

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
JA Moody LLC	(7)	S +	4.75%		9/5/2025	11/29/2029	869	$868	$869	0.41%
JA Moody LLC (Revolver)		S +	4.75%		9/5/2025	11/29/2029	120	48	48	0.02
RTC Aerospace Opcos, LLC	(7)	S +	5.25%		9/5/2025	3/8/2027	3,472	3,459	3,472	1.65
Total Aerospace & Defense								4,375	4,389	2.08

Automobiles
CAP-KSI Holdings, LLC	(7)	S +	5.25%		9/5/2025	6/28/2030	2,644	2,628	2,451	1.17
CAP-KSI Holdings, LLC (Revolver)		S +	5.25%		9/5/2025	6/28/2030	329	217	195	0.09
CentralBDC Enterprises, LLC	(7)	S +	5.25%		9/5/2025	6/11/2029	5,391	5,383	5,265	2.50
CentralBDC Enterprises, LLC (Revolver)		S +	5.25%		9/5/2025	6/11/2029	237	236	231	0.11
Total Automobiles								8,464	8,142	3.87

Building Products
Catalyst Acoustics Group, Inc.	(7)	S +	4.75%		9/5/2025	11/12/2030	4,244	4,244	4,244	2.02
Catalyst Acoustics Group, Inc. (Delayed Draw)		S +	4.75%		9/5/2025	11/12/2030	253	128	128	0.06
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S +	4.75%		9/5/2025	11/12/2030	155	—	—	—
Total Building Products								4,372	4,372	2.08

Chemicals
Zep Holdco Inc.	(7)	S +	5.00%		9/5/2025	6/30/2031	7,062	7,002	7,062	3.36
Total Chemicals								7,002	7,062	3.36

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Commercial Services & Supplies
Case FMS, LLC	(7)	S +	5.50%		9/5/2025	12/15/2028	5,752	5,726	5,752	2.74
Gator Plastic Intermediate Holdings, LLC	(7)	S +	7.00%		9/5/2025	10/14/2027	639	637	639	0.30
Prisma Graphic	(7)	S +	6.25%		9/5/2025	7/29/2027	4,235	4,232	4,235	2.01
Total Commercial Services & Supplies								10,595	10,626	5.05

Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S +	4.75%		9/5/2025	8/1/2031	1,460	1,442	1,460	0.69
P.J. Fitzpatrick LLC (Delayed Draw)		S +	4.75%		9/5/2025	8/1/2031	474	268	272	0.13
P.J. Fitzpatrick LLC (Revolver)	(6)	S +	4.75%		9/5/2025	8/1/2031	355	(4)	—	—
Patuxent Roofing and Contracting, LLC	(11)	S +	6.00%	1.0%	9/5/2025	4/22/2027	1,833	1,820	720	0.34
Patuxent Roofing and Contracting, LLC (Delayed Draw)	(11)	S +	6.00%	1.0%	7/2/2026	8/31/2027	110	83	16	0.01
Power Services Group CR Acquisition, Inc.	(7)	S +	4.75%		9/5/2025	8/5/2030	3,504	3,458	3,504	1.67
Prime ABA Holdings, Inc.	(7)	S +	5.75%		9/5/2025	9/16/2030	5,550	5,504	5,273	2.51
Prime ABA Holdings, Inc.		S +	5.75%		9/5/2025	9/16/2030	2,796	2,782	2,658	1.26
Prime ABA Holdings, Inc. (Revolver)		S +	5.75%		9/5/2025	9/16/2030	593	391	366	0.17
Puris LLC	(7)	S +	5.75%		9/5/2025	6/30/2031	1,042	1,038	1,042	0.50
Rose Paving, LLC	(7)	S +	5.00%		9/5/2025	11/7/2029	5,866	5,865	5,866	2.79
Rose Paving, LLC		S +	5.00%		9/5/2025	11/7/2029	202	202	202	0.10
Rose Paving, LLC (Revolver)		S +	5.00%		9/5/2025	11/7/2029	345	311	311	0.15
Total Construction & Engineering								23,160	21,690	10.32

Diversified Financial Services
Aite Group, LLC	(7)	S +	3.50%	3.0%	9/5/2025	6/9/2027	2,358	2,358	1,905	0.91
Total Diversified Financial Services								2,358	1,905	0.91

Electrical Equipment
Centaur Holdings III L.L.C.	(7)	S +	4.50%		9/5/2025	9/5/2031	5,831	5,785	5,831	2.77
Centaur Holdings III L.L.C. (Delayed Draw)		S +	4.50%		9/5/2025	9/5/2031	900	354	359	0.17
Centaur Holdings III L.L.C. (Revolver)		S +	4.50%		9/5/2025	9/5/2031	722	409	415	0.20
Douglas Electrical Components, Inc.	(7)	S +	4.50%		9/5/2025	8/31/2028	3,655	3,655	3,655	1.74
Douglas Electrical Components, Inc. (Revolver)	(6)	S +	4.50%		9/5/2025	8/31/2028	60	—	—	—
Total Electrical Equipment								10,203	10,260	4.88

Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S +	5.75%		9/5/2025	12/28/2029	4,369	4,365	4,369	2.08
PAK Quality Foods Acquisition LLC (Delayed Draw)		S +	5.75%		9/5/2025	12/28/2029	231	176	178	0.08
PAK Quality Foods Acquisition LLC (Revolver)		S +	5.75%		9/5/2025	12/28/2029	105	45	45	0.02
QVF Acquisition, Inc.	(7)	S +	5.25%		9/5/2025	12/23/2030	1,352	1,352	1,352	0.64
QVF Acquisition, Inc. (Delayed Draw)	(6)	S +	5.25%		9/5/2025	12/23/2030	366	—	—	—
QVF Acquisition, Inc. (Revolver)		S +	5.25%		9/5/2025	12/23/2030	240	66	66	0.03
Total Food & Staples Retailing								6,004	6,010	2.85

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Health Care Equipment & Supplies
Gainline Tubing Intermediate, LLC	(7)	S +	5.75%		9/5/2025	7/2/2030	4,404	4,399	4,404	2.09
Gainline Tubing Intermediate, LLC (Delayed Draw)		S +	5.75%		9/5/2025	7/2/2030	688	579	581	0.28
Gainline Tubing Intermediate, LLC (Revolver)	(6)	S +	5.75%		9/5/2025	7/2/2030	215	(8)	—	—
Modular Devices Acquisition, LLC	(7)	S +	6.00%		9/5/2025	12/28/2027	6,218	6,178	6,218	2.96
Modular Devices Acquisition, LLC (Delayed Draw)		S +	6.00%		9/5/2025	12/28/2027	102	51	52	0.02
Modular Devices Acquisition, LLC (Revolver)		S +	6.00%		9/5/2025	12/28/2027	85	53	53	0.03
Total Health Care Equipment & Supplies								11,252	11,308	5.38

Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S +	5.00%		9/5/2025	6/11/2030	937	937	880	0.42
Cornerstone Caregiving, LLC	(7)	S +	4.75%		4/30/2026	4/1/2032	10,000	9,952	9,952	4.73
Houseworks Holdings, LLC	(7)	S +	5.50%		9/5/2025	12/16/2028	4,882	4,882	4,882	2.32
Science Care Parent Inc.	(7)	S +	5.25%		9/5/2025	7/23/2027	6,390	6,389	6,389	3.04
Science Care Parent Inc. (Revolver)	(6)	S +	5.25%		9/5/2025	7/23/2027	75	—	—	—
SGA Dental Partners OpCo, LLC	(7)	S +	6.00%		6/17/2026	6/13/2031	9,975	9,885	9,885	4.70
Total Health Care Providers & Services								32,045	31,988	15.21

Health Care Technology
Advent Home Medical LLC	(7)	S +	5.75%		9/5/2025	9/30/2027	3,034	3,026	3,034	1.44
Project Alliance Buyer, LLC	(7)	S +	4.50%		9/5/2025	8/27/2031	5,127	5,069	5,127	2.44
Project Alliance Buyer, LLC (Revolver)	(6)	S +	4.50%		9/5/2025	8/27/2031	992	(11)	—	—
Sentrics, Inc.	(7)(11)	S +	9.50%	13.4%	9/5/2025	12/13/2026	2,285	2,020	1,026	0.49
Sentrics, Inc.			n/a	15.0%	12/12/2025	12/13/2026	80	80	80	0.04
Sentrics, Inc. (Delayed Draw)			n/a	15.0%	1/12/2026	12/13/2026	314	269	271	0.13
Unlock Health, Inc.	(7)	S +	6.75%		9/5/2025	2/3/2028	3,176	3,176	3,176	1.51
Total Health Care Technology								13,629	12,714	6.05

Household Products
TPC US Parent, LLC	(7)	S +	5.75%		9/5/2025	3/1/2027	9,361	9,346	9,361	4.45
TPC US Parent, LLC	(7)	S +	5.75%		9/5/2025	3/1/2027	589	588	589	0.28
Total Household Products								9,934	9,950	4.73

Insurance
VALE Insurance Services LLC	(7)	S +	5.00%		9/5/2025	12/1/2027	1,839	1,839	1,839	0.87
Total Insurance								1,839	1,839	0.87

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Interactive Media & Services
Boostability Parent, Inc.	(7)	S +	5.75%		9/5/2025	7/12/2029	1,274	1,274	985	0.47
Boostability Parent, Inc. (Revolver)	(6)	S +	5.75%		9/5/2025	7/12/2029	150	—	(34)	(0.02)
CyberRisk Alliance, LLC	(7)	S +	7.00%		9/5/2025	10/24/2027	1,515	1,514	1,515	0.72
Exec Connect Intermediate LLC	(7)	S +	5.25%		9/5/2025	3/11/2029	1,591	1,591	1,591	0.76
Exec Connect Intermediate LLC (Revolver)		S +	5.25%		9/5/2025	3/11/2029	60	6	6	—
MMGY Corporation	(7)	S +	5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.56
Total Interactive Media & Services								5,565	5,243	2.49

IT Services
Channel Company, Inc., The		S +	3.00%	3.8%	9/5/2025	6/30/2030	1,577	916	1,264	0.60
Crosslake Intermediate, LLC	(7)	S +	4.50%		9/5/2025	3/17/2031	7,025	6,966	7,025	3.34
Crosslake Intermediate, LLC (Revolver)	(6)	S +	4.50%		9/5/2025	3/17/2031	130	—	—	—
Focal Point Solutions Group, LLC	(7)	S +	6.00%	0.5%	9/5/2025	7/15/2027	2,809	2,805	2,799	1.33
MOXFIVE LLC	(7)	S +	5.00%		9/5/2025	8/16/2029	2,129	2,128	2,129	1.01
MOXFIVE LLC (Revolver)	(6)	S +	5.00%		9/5/2025	8/16/2029	230	—	—	—
Total IT Services								12,815	13,217	6.28

Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S +	4.75%		9/5/2025	12/21/2027	3,386	3,381	3,386	1.61
Total Life Sciences Tools & Services								3,381	3,386	1.61

Machinery
All States Ag Parts, LLC	(7)	S +	6.00%	0.5%	9/5/2025	9/1/2027	1,444	1,436	1,444	0.69
Crestek, Inc	(7)	S +	5.25%		3/20/2026	10/1/2030	9,073	9,038	9,073	4.32
Crestek, Inc (Revolver)	(6)	S +	5.25%		3/20/2026	10/1/2030	909	(2)	—	—
EDGE Intermediate, LLC	(7)	S +	5.25%		9/5/2025	6/5/2029	4,033	4,011	4,033	1.92
EDGE Intermediate, LLC (Revolver)	(6)	S +	5.25%		9/5/2025	6/5/2029	170	—	—	—
VP Heron Parent, Inc.	(7)	S +	5.50%		9/5/2025	1/8/2029	4,770	4,770	4,770	2.27
VP Heron Parent, Inc. (Revolver)	(6)	S +	5.50%		9/5/2025	1/8/2029	140	—	—	—
Total Machinery								19,253	19,320	9.20

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Media
Berlin Rosen Acquisition, LLC	(7)	S +	5.50%		9/5/2025	1/14/2027	3,828	3,828	3,828	1.82
MarketCast Holdings, LLC	(7)(11)	S +	1.00%	5.0%	9/5/2025	11/15/2027	3,174	2,966	1,726	0.82
My Code Media, Inc.	(7)	S +	7.00%		9/5/2025	11/24/2028	2,350	2,350	1,485	0.71
Total Media								9,144	7,039	3.35

Professional Services
BNI Intermediate Holdings LLC	(7)	S +	5.25%		7/31/2026	8/1/2033	8,360	8,236	8,236	3.92
BNI Intermediate Holdings LLC (Delayed Draw)	(6)	S +	5.25%		7/31/2026	8/1/2033	547	(4)	(4)	—
BNI Intermediate Holdings LLC (Revolver)	(6)	S +	5.25%		7/31/2026	8/1/2033	1,093	(16)	(16)	(0.01)
DeWinter LLC	(7)	S +	6.75%		9/5/2025	9/30/2027	2,852	2,849	2,852	1.36
Envirotech Services, LLC	(7)	S +	5.75%		9/5/2025	1/18/2029	1,941	1,935	1,941	0.92
Envirotech Services, LLC (Delayed Draw)	(7)	S +	5.75%		9/5/2025	1/18/2029	312	242	244	0.12
Escalon Services, LLC	(7)	S +	5.50%	1.5%	9/5/2025	10/13/2028	3,266	2,827	3,093	1.47
FMS Financial Management Services LLC	(7)	S +	4.75%		9/5/2025	2/1/2027	947	947	947	0.45
FMS Financial Management Services LLC	(7)	S +	4.75%		9/5/2025	2/1/2027	1,373	1,366	1,373	0.65
Pacific Purchaser, LLC	(7)	S +	6.25%		9/5/2025	10/2/2028	1,648	1,648	1,648	0.78
Providus MPS Buyer LLC	(7)	S +	5.00%		9/5/2025	8/16/2029	5,674	5,648	5,674	2.70
Providus MPS Buyer LLC (Delayed Draw)	(6)(7)	S +	5.00%		9/5/2025	8/16/2029	1,303	(8)	—	—
Providus MPS Buyer LLC (Revolver)	(6)	S +	5.00%		9/5/2025	8/16/2029	245	—	—	—
Total Professional Services								25,670	25,988	12.36

Real Estate Management & Development
Continuum Companies, Inc.	(7)	S +	6.00%		9/5/2025	9/12/2027	2,032	2,032	2,032	0.97
Continuum Companies, Inc. (Delayed Draw)		S +	6.00%		9/5/2025	9/12/2027	819	359	365	0.17
Total Real Estate Management & Development								2,391	2,397	1.14

Road & Rail
OTR Buyer, LLC	(7)	S +	6.50%		9/5/2025	8/31/2028	1,056	1,049	1,056	0.50
Total Road & Rail								1,049	1,056	0.50

Software
Imagine Acquisitionco, Inc.	(7)	S +	5.00%		9/5/2025	11/16/2027	4,446	4,446	4,446	2.12
Imagine Acquisitionco, Inc. (Revolver)	(6)	S +	5.00%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S +	8.50%		9/5/2025	10/14/2026	2,852	2,852	2,852	1.36
QM Buyer, Inc.	(7)	S +	4.75%		9/5/2025	12/6/2030	1,312	1,312	1,311	0.62
QM Buyer, Inc. (Delayed Draw)		S +	4.75%		9/5/2025	12/6/2030	445	160	161	0.08
QM Buyer, Inc. (Revolver)	(6)	S +	4.75%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S +	4.75%		9/5/2025	3/10/2028	897	896	896	0.43
Trimech (Delayed Draw)	(6)	S +	4.75%		9/5/2025	3/10/2028	77	—	—	—
Total Software								9,666	9,666	4.61

Investments (1)(2)(8)(9)	Footnotes	Reference Rate and Spread (10)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Specialty Retail
Hub Pen Company, LLC	(7)	S +	5.00%		9/5/2025	12/31/2027	2,135	2,135	2,135	1.02
Total Specialty Retail								2,135	2,135	1.02

Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S +	5.50%		9/5/2025	7/22/2027	1,462	1,462	1,462	0.70
Total Trading Companies & Distributors								1,462	1,462	0.70

Transportation & Logistics
A. Stucki Company	(7)	S +	4.75%		9/5/2025	3/27/2030	1,807	1,797	1,807	0.86
A. Stucki Company		S +	4.75%		9/5/2025	3/27/2030	658	656	658	0.31
Total Transportation & Logistics								2,453	2,465	1.17

Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S +	5.25%		9/5/2025	3/1/2028	6,845	6,845	6,845	3.26
Total Transportation Infrastructure								6,845	6,845	3.26

Water Utilities
Greenrise Technologies, LLC	(7)	S +	6.50%		9/5/2025	7/19/2029	5,865	5,865	5,407	2.57
Greenrise Technologies, LLC (Revolver)		S +	6.50%		9/5/2025	7/19/2029	170	170	157	0.07
Total Water Utilities								6,035	5,564	2.64

Total First Lien Senior Secured Loan								$253,096	$248,038	117.97%

Equity
Health Care Equipment & Supplies
Modular Devices Acquisition, LLC - Profit Units	(5)		N/A		5/8/2026	N/A	48	—	—	—
Total Health Care Equipment & Supplies								—	—	—

Health Care Technology
Sentrics, Inc. - Common Shares	(5)		N/A		8/20/2026	N/A	2,645,718	—	—	—
Total Health Care Technology								—	—	—

Total Equity								$—	$—	—
Total Portfolio Investments - non-controlled/non-affiliated								$253,096	$248,038	117.97%

Money Market Fund
First American Treasury Obligations Fund (FXFXX)	(12)							5,411	5,411	2.57
Total Money Market Fund								5,411	5,411	2.57%
Total Portfolio Investments and Money Market Fund								$258,507	$253,449	120.54%

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

(2)

The provisions of the 1940 Act classify investments further based on the level of ownership that a BDC maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed to be “non-affiliated” when a BDC owns less than 5% of a portfolio company’s voting securities and “affiliated” when a BDC owns 5% or more of a portfolio company’s voting securities.

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

(5)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, a BDC may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of  September 30, 2026, at fair value, qualifying assets represented 100% of the Company’s total assets and non-qualifying assets represented 0% of the Company’s total assets.

(6)

The position is unfunded and no interest income is being earned as of  September 30, 2026. The position may earn a nominal unused facility fee on committed amounts. The Company had unfunded loan commitments of $11,171,400 as of  September 30, 2026.

(7)	These investments were pledged as collateral under the Company’s RCC SPV, LLC Credit Facility as of September 30, 2026.
(8)	All portfolio company headquarters are based in the United States.
(9)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(10)

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

(11)	Security is on non-accrual status as of September 30, 2026.
(12)

Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Treasury Obligations Fund (FXFXX). As of  September 30, 2026 , FXFXX had a seven-day effective yield of 3.57%.

Remora Capital Corp.

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Investments - non-controlled/non-affiliated
First Lien Senior Secured Loan
Aerospace & Defense
JA Moody LLC	(7)	S +	4.75%		9/5/2025	11/29/2029	875	$875	$875	0.49%
JA Moody LLC (Delayed Draw)	(6)	S +	4.75%		9/5/2025	11/29/2029	355	—	—	—
JA Moody LLC (Revolver)		S +	4.75%		9/5/2025	11/29/2029	120	24	24	0.01
PAG Holding Corp.		S +	4.75%		9/5/2025	12/22/2029	222	222	222	0.13
PAG Holding Corp.	(7)	S +	4.75%		9/5/2025	12/22/2029	4,123	4,122	4,123	2.33
PAG Holding Corp. (Revolver)		S +	4.75%		9/5/2025	12/22/2029	60	14	14	0.01
RTC Aerospace Opcos, LLC	(7)	S +	5.36%		9/5/2025	3/8/2027	1,925	1,925	1,925	1.09
Total Aerospace & Defense								7,182	7,183	4.06

Air Freight & Logistics
US Pack Logistics LLC	(7)	S +	6.50%		9/5/2025	5/25/2026	1,759	1,759	1,759	0.99
Total Air Freight & Logistics								1,759	1,759	0.99

Auto Components
MOP-Cloyes, Inc.	(7)	S +	6.01%		9/5/2025	2/17/2028	3,232	3,232	3,232	1.83
Total Auto Components								3,232	3,232	1.83

Automobiles
CAP-KSI Holdings, LLC	(7)	S +	5.25%		9/5/2025	6/28/2030	2,484	2,473	2,484	1.40
CAP-KSI Holdings, LLC (Revolver)		P +	4.25%		9/5/2025	6/28/2030	195	78	78	0.04
CentralBDC Enterprises, LLC	(7)	S +	5.25%		9/5/2025	6/11/2029	5,393	5,393	5,394	3.05
CentralBDC Enterprises, LLC (Revolver)		S +	5.25%		9/5/2025	6/11/2029	235	213	213	0.12
Total Automobiles								8,157	8,169	4.61

Building Products
Catalyst Acoustics Group, Inc.	(7)	S +	5.00%		9/5/2025	11/12/2030	4,277	4,277	4,277	2.42
Catalyst Acoustics Group, Inc. (Delayed Draw)		S +	5.00%		9/5/2025	11/12/2030	254	129	129	0.07
Catalyst Acoustics Group, Inc. (Revolver)	(6)	S +	5.00%		9/5/2025	11/12/2030	155	—	—	—
Total Building Products								4,406	4,406	2.49

Chemicals
Zep Holdco Inc.	(7)	S +	5.00%		9/5/2025	6/30/2031	7,463	7,390	7,463	4.22
Total Chemicals								7,390	7,463	4.22

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Commercial Services & Supplies
Case FMS, LLC	(7)	S +	5.50%		9/5/2025	12/15/2028	5,797	5,763	5,797	3.27
Cultural Experiences Abroad, LLC	(7)	S +	6.25%		9/5/2025	8/16/2028	5,162	5,113	5,162	2.92
Cultural Experiences Abroad, LLC	(7)	S +	6.25%		9/5/2025	8/16/2028	376	376	376	0.21
Cultural Experiences Abroad, LLC	(7)	S +	6.25%		9/5/2025	8/16/2028	1,605	1,605	1,605	0.91
Cultural Experiences Abroad, LLC (Revolver)	(6)	S +	6.25%		9/5/2025	8/16/2028	143	—	—	—
Gator Plastic Intermediate Holdings, LLC	(7)	S +	7.25%		9/5/2025	10/14/2027	655	653	655	0.37
Prisma Graphic	(7)	S +	6.11%		9/5/2025	7/29/2027	3,779	3,779	3,779	2.13
Total Commercial Services & Supplies								17,289	17,374	9.81

Construction & Engineering
P.J. Fitzpatrick LLC	(7)	S +	4.75%		9/5/2025	8/1/2031	1,471	1,450	1,450	0.82
P.J. Fitzpatrick LLC (Delayed Draw)	(6)	S +	4.75%		9/5/2025	8/1/2031	475	(3)	(3)	—
P.J. Fitzpatrick LLC (Revolver)	(6)	S +	4.75%		9/5/2025	8/1/2031	355	(5)	(5)	—
Patuxent Roofing and Contracting, LLC	(7)	S +	6.26%	1.0%	9/5/2025	4/22/2027	1,823	1,803	1,823	1.03
Power Services Group CR Acquisition, Inc.	(7)	S +	4.75%		9/5/2025	8/5/2030	2,488	2,452	2,452	1.38
Prime ABA Holdings, Inc.	(7)	S +	5.75%		9/5/2025	9/16/2030	5,357	5,308	5,357	3.03
Prime ABA Holdings, Inc. (Delayed Draw)		S +	5.75%		9/5/2025	9/16/2030	1,384	1,349	1,349	0.76
Prime ABA Holdings, Inc.		S +	5.75%		9/5/2025	9/16/2030	1,468	1,452	1,468	0.83
Prime ABA Holdings, Inc. (Revolver)		S +	5.75%		9/5/2025	9/16/2030	593	292	297	0.17
Puris LLC	(7)	S +	5.75%		9/5/2025	6/30/2031	1,050	1,045	1,050	0.59
Rose Paving, LLC	(7)	S +	5.00%		9/5/2025	11/7/2029	5,831	5,831	5,831	3.29
Rose Paving, LLC (Delayed Draw)		S +	5.00%		9/5/2025	11/7/2029	204	199	199	0.11
Rose Paving, LLC (Revolver)		S +	5.00%		9/5/2025	11/7/2029	345	211	211	0.12
Total Construction & Engineering								21,384	21,479	12.13

Diversified Consumer Services
Talent Worldwide Inc.	(7)	S +	6.25%		9/5/2025	12/18/2029	166	166	166	0.09
Talent Worldwide Inc.	(7)	S +	6.25%		9/5/2025	12/18/2029	5,003	5,003	5,003	2.83
Talent Worldwide Inc. (Revolver)		S +	6.25%		9/5/2025	12/18/2029	130	78	78	0.04
Total Diversified Consumer Services								5,247	5,247	2.96

Diversified Financial Services
Aite Group, LLC	(7)	S +	3.76%	3.0%	9/5/2025	6/9/2027	2,335	2,334	2,335	1.32
EdgeCo Buyer, Inc.	(7)	S +	4.50%		9/5/2025	6/1/2028	1,439	1,439	1,439	0.81
Engage FI, LLC	(7)	S +	5.00%		9/5/2025	12/10/2027	4,444	4,420	4,444	2.51
Global Holdings Interco LLC	(7)	S +	5.60%		9/5/2025	9/16/2027	1,350	1,346	1,350	0.76
Total Diversified Financial Services								9,539	9,568	5.40

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Electrical Equipment
Centaur Holdings III L.L.C.	(7)	S +	4.75%		9/5/2025	9/5/2031	5,875	5,824	5,824	3.29
Centaur Holdings III L.L.C. (Delayed Draw)		S +	4.75%		9/5/2025	9/5/2031	902	355	355	0.20
Centaur Holdings III L.L.C. (Revolver)		S +	4.75%		9/5/2025	9/5/2031	722	264	264	0.15
Douglas Electrical Components, Inc.	(7)	S +	4.75%		9/5/2025	8/31/2028	2,570	2,570	2,570	1.45
Douglas Electrical Components, Inc.	(7)	S +	4.75%		9/5/2025	8/31/2028	2,253	2,253	2,253	1.27
Douglas Electrical Components, Inc. (Revolver)	(6)	S +	4.75%		9/5/2025	8/31/2028	60	—	—	—
Total Electrical Equipment								11,266	11,266	6.36

Food & Staples Retailing
PAK Quality Foods Acquisition LLC	(7)	S +	5.86%		9/5/2025	12/28/2029	4,168	4,168	4,168	2.36
PAK Quality Foods Acquisition LLC		S +	5.86%		9/5/2025	12/28/2029	180	178	180	0.10
PAK Quality Foods Acquisition LLC (Revolver)		S +	5.86%		9/5/2025	12/28/2029	105	75	75	0.04
QVF Acquisition, Inc.	(7)	S +	5.25%		9/5/2025	12/23/2030	1,381	1,381	1,381	0.78
QVF Acquisition, Inc. (Delayed Draw)	(6)	S +	5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Delayed Draw)	(6)	S +	5.25%		9/5/2025	12/23/2030	183	—	—	—
QVF Acquisition, Inc. (Revolver)		S +	5.25%		9/5/2025	12/23/2030	240	42	42	0.02
Total Food & Staples Retailing								5,844	5,846	3.30

Health Care Equipment & Supplies
Gainline Tubing Intermediate, LLC	(7)	S +	5.85%		9/5/2025	7/2/2030	4,437	4,437	4,437	2.50
Gainline Tubing Intermediate, LLC (Delayed Draw)	(6)	S +	5.85%		9/5/2025	7/2/2030	330	—	—	—
Gainline Tubing Intermediate, LLC (Revolver)	(6)	S +	5.85%		9/5/2025	7/2/2030	215	—	—	—
Modular Devices Acquisition, LLC (Delayed Draw)		S +	5.75%		9/5/2025	12/28/2026	49	48	48	0.03
Modular Devices Acquisition, LLC	(7)	S +	5.75%		9/5/2025	12/28/2026	3,926	3,926	3,926	2.22
Modular Devices Acquisition, LLC (Revolver)		S +	5.75%		9/5/2025	12/28/2026	85	53	53	0.03
Total Health Care Equipment & Supplies								8,464	8,464	4.78

Health Care Providers & Services
Caravel Autism Health, LLC	(7)	S +	4.75%		9/5/2025	6/11/2030	944	944	944	0.53
Houseworks Holdings, LLC	(7)	S +	5.50%		9/5/2025	12/16/2028	2,014	2,014	2,014	1.14
Houseworks Holdings, LLC	(7)	S +	5.50%		9/5/2025	12/16/2028	2,906	2,906	2,906	1.64
MAS Medical Staffing LLC	(7)	S +	5.76%		9/5/2025	5/27/2026	2,593	2,593	2,593	1.46
Science Care Parent Inc.	(7)	S +	5.35%		9/5/2025	7/23/2027	3,845	3,845	3,845	2.17
Science Care Parent Inc.	(7)	S +	5.35%		9/5/2025	7/23/2027	2,737	2,737	2,737	1.55
Science Care Parent Inc. (Delayed Draw)	(6)	S +	5.35%		9/5/2025	7/23/2027	48	—	—	—
Science Care Parent Inc. (Revolver)	(6)	S +	5.35%		9/5/2025	7/23/2027	75	—	—	—
Total Health Care Providers & Services								15,039	15,039	8.49

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Health Care Technology
Advent Home Medical LLC	(7)	S +	5.86%		9/5/2025	3/4/2026	2,902	2,902	2,902	1.64
Project Alliance Buyer, LLC	(7)	S +	5.00%		9/5/2025	8/27/2031	5,166	5,099	5,099	2.88
Project Alliance Buyer, LLC (Revolver)	(6)	S +	5.00%		9/5/2025	8/27/2031	992	(13)	(13)	(0.01)
Sentrics, Inc.	(7)(10)	S +	7.76%	2.0%	9/5/2025	12/11/2026	2,062	2,020	1,556	0.88
Sentrics, Inc.	(7)		n/a	15.0%	12/12/2025	12/11/2026	72	69	72	0.04
Unlock Health, Inc.	(7)	S +	6.60%		9/5/2025	2/3/2028	3,201	3,201	3,201	1.81
Total Health Care Technology								13,278	12,817	7.24

Household Products
TPC US Parent, LLC	(7)	S +	5.90%		9/5/2025	2/23/2026	5,581	5,581	5,581	3.15
Total Household Products								5,581	5,581	3.15

Insurance
VALE Insurance Services LLC	(7)	S +	5.40%		9/5/2025	12/1/2027	1,920	1,920	1,920	1.08
Total Insurance								1,920	1,920	1.08

Interactive Media & Services
Boostability Parent, Inc.	(7)	S +	5.60%		9/5/2025	7/12/2029	1,274	1,274	1,274	0.72
Boostability Parent, Inc. (Revolver)	(6)	S +	5.60%		9/5/2025	7/12/2029	150	—	—	—
CyberRisk Alliance, LLC	(7)	S +	7.26%		9/5/2025	10/24/2027	1,527	1,524	1,527	0.86
Exec Connect Intermediate LLC	(7)	S +	5.25%		9/5/2025	3/11/2029	2,117	2,117	2,117	1.19
Exec Connect Intermediate LLC (Delayed Draw)	(6)	S +	5.25%		9/5/2025	3/11/2029	100	—	—	—
Exec Connect Intermediate LLC (Revolver)	(6)	S +	5.25%		9/5/2025	3/11/2029	60	—	—	—
MMGY Corporation	(7)	S +	5.50%		9/5/2025	4/26/2029	1,180	1,180	1,180	0.67
Total Interactive Media & Services								6,095	6,098	3.44

IT Services
Channel Company, Inc., The	(10)	S +	2.50%	4.3%	9/5/2025	11/1/2027	1,572	896	917	0.52
Coastal Cloud LLC	(7)	S +	4.50%		9/5/2025	6/1/2027	1,932	1,932	1,932	1.09
Crosslake Intermediate, LLC	(7)	S +	4.75%		9/5/2025	3/17/2031	7,616	7,549	7,616	4.30
Crosslake Intermediate, LLC (Revolver)	(6)	S +	4.75%		9/5/2025	3/17/2031	130	—	—	—
Focal Point Solutions Group, LLC	(7)	S +	5.86%	0.5%	9/5/2025	7/15/2027	2,820	2,820	2,820	1.59
iVision Buyer, LLC	(7)	S +	6.76%		9/5/2025	8/17/2026	3,072	3,072	3,072	1.74
MOXFIVE LLC	(7)	S +	5.00%		9/5/2025	8/16/2029	940	940	940	0.53
MOXFIVE LLC	(7)	S +	5.00%		9/5/2025	8/16/2029	1,205	1,205	1,205	0.68
MOXFIVE LLC (Revolver)	(6)	S +	5.00%		9/5/2025	8/16/2029	230	—	—	—
Total IT Services								18,414	18,502	10.45

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Life Sciences Tools & Services
Astrix Technology, LLC	(7)	S +	5.10%		9/5/2025	12/21/2026	2,902	2,902	2,902	1.64
Total Life Sciences Tools & Services								2,902	2,902	1.64

Machinery
All States Ag Parts, LLC	(7)	S +	6.26%	0.5%	9/5/2025	9/1/2026	1,483	1,483	1,483	0.84
EDGE Intermediate, LLC	(7)	S +	5.25%		9/5/2025	6/5/2029	4,290	4,262	4,290	2.42
EDGE Intermediate, LLC (Revolver)		S +	5.25%		9/5/2025	6/5/2029	170	53	53	0.03
VP Heron Parent, Inc.	(7)	S +	5.61%		9/5/2025	1/8/2029	4,807	4,807	4,807	2.72
VP Heron Parent, Inc. (Revolver)	(6)	S +	5.61%		9/5/2025	1/8/2029	140	—	—	—
Total Machinery								10,605	10,633	6.01

Media
Berlin Rosen Acquisition, LLC	(7)	S +	5.50%		9/5/2025	1/14/2027	3,857	3,857	3,857	2.18
Equine Network, LLC	(7)	S +	6.61%		9/5/2025	5/22/2028	3,906	3,906	3,906	2.20
My Code Media, Inc.	(7)	S +	7.00%		9/5/2025	11/24/2028	2,350	2,350	2,341	1.32
HH Global Finance Limited	(7)	S +	6.43%		9/5/2025	2/25/2027	1,500	1,500	1,500	0.85
MarketCast Holdings, LLC	(7)	S +	1.15%	5.0%	9/5/2025	11/15/2027	3,169	2,928	2,250	1.27
Total Media								14,541	13,854	7.82

Professional Services
DeWinter LLC	(7)	S +	7.01%		9/5/2025	7/28/2026	2,875	2,875	2,875	1.62
Envirotech Services, LLC	(7)	S +	5.50%		9/5/2025	1/18/2029	1,956	1,956	1,956	1.10
Escalon Services, LLC	(7)	S +	1.26%	6.0%	9/5/2025	10/13/2028	3,194	2,636	2,933	1.66
FMS Financial Management Services LLC	(7)	S +	4.75%		9/5/2025	2/1/2027	319	319	319	0.18
FMS Financial Management Services LLC	(7)	S +	4.75%		9/5/2025	2/1/2027	954	954	954	0.54
Pacific Purchaser, LLC	(7)	S +	6.25%		9/5/2025	10/2/2028	1,661	1,661	1,661	0.94
Providus MPS Buyer LLC	(7)	S +	5.11%		9/5/2025	8/16/2029	1,872	1,860	1,872	1.06
Providus MPS Buyer LLC	(7)	S +	5.11%		9/5/2025	8/16/2029	3,149	3,149	3,149	1.78
Providus MPS Buyer LLC (Revolver)		S +	5.11%		9/5/2025	8/16/2029	245	74	74	0.04
Total Professional Services								15,484	15,793	8.92

Real Estate Management & Development
Continuum Companies, Inc.	(7)	S +	6.01%		9/5/2025	9/12/2027	2,048	2,048	2,048	1.16
Total Real Estate Management & Development								2,048	2,048	1.16

Road & Rail
OTR Buyer, LLC	(7)	S +	5.76%		9/5/2025	8/31/2027	1,161	1,161	1,154	0.65
Total Road & Rail								1,161	1,154	0.65

Investments (1)(2)(8)	Footnotes	Reference Rate and Spread (9)		Payment-in-Kind Interest	Acquisition Date	Maturity Date	Par Amount / Shares (3)	Cost (3)	Fair Value (4)	Percentage of Net Assets Applicable to Common Shares
Software
402 Ventures, LLC	(7)	S +	4.75%		9/5/2025	9/26/2029	1,324	1,324	1,324	0.75
402 Ventures, LLC (Revolver)	(6)	S +	4.75%		9/5/2025	9/26/2029	85	—	—	—
Concord III, L.L.C.	(7)	S +	6.25%		9/5/2025	12/20/2028	5,650	5,650	5,650	3.19
Concord III, L.L.C. (Revolver)		S +	6.25%		9/5/2025	12/20/2028	55	41	41	0.02
Imagine Acquisitionco, Inc.	(7)	S +	5.10%		9/5/2025	11/16/2027	4,481	4,481	4,481	2.53
Imagine Acquisitionco, Inc. (Revolver)	(6)	S +	5.10%		9/5/2025	11/16/2027	747	—	—	—
MotionPoint Corporation	(7)	S +	6.35%		9/5/2025	9/30/2026	2,869	2,869	2,869	1.62
QM Buyer, Inc.	(7)	S +	4.75%		9/5/2025	12/6/2030	1,322	1,322	1,322	0.75
QM Buyer, Inc. (Delayed Draw)	(6)	S +	4.75%		9/5/2025	12/6/2030	445	—	—	—
QM Buyer, Inc. (Revolver)	(6)	S +	4.75%		9/5/2025	12/6/2030	220	—	—	—
Trimech	(7)	S +	4.75%		9/5/2025	3/10/2028	826	826	826	0.47
Total Software								16,513	16,513	9.33

Specialty Retail
Hub Pen Company, LLC	(7)	S +	5.35%		9/5/2025	12/31/2027	2,183	2,183	2,183	1.23
Total Specialty Retail								2,183	2,183	1.23

Trading Companies & Distributors
AIDC IntermediateCo. 2, LLC	(7)	S +	5.25%		9/5/2025	7/22/2027	1,473	1,473	1,473	0.83
Dusk Acquisition II Corporation	(7)	S +	6.00%		9/5/2025	7/12/2029	566	566	566	0.32
Total Trading Companies & Distributors								2,039	2,039	1.15

Transportation & Logistics
A. Stucki Company	(7)	S +	5.01%		9/5/2025	3/27/2030	1,821	1,809	1,821	1.03
A. Stucki Company		S +	5.01%		9/5/2025	3/27/2030	663	661	663	0.37
Total Transportation & Logistics								2,470	2,484	1.40

Transportation Infrastructure
Site Services Acquisition, LLC	(7)	S +	5.11%		9/5/2025	3/1/2028	6,903	6,903	6,903	3.90
Total Transportation Infrastructure								6,903	6,903	3.90

Water Utilities
Greenrise Technologies, LLC	(7)	S +	6.50%		9/5/2025	7/19/2029	5,910	5,910	5,910	3.34
Greenrise Technologies, LLC (Delayed Draw)	(6)	S +	6.50%		9/5/2025	7/19/2029	260	—	—	—
Greenrise Technologies, LLC (Revolver)		S +	6.50%		9/5/2025	7/19/2029	170	160	160	0.09
Total Water Utilities								6,070	6,070	3.43

Total First Lien Senior Secured Loan								$254,405	$253,989	143.43%
Total Portfolio Investments - non-controlled/non-affiliated								$254,405	$253,989	143.43%
Money Market Fund
First American Treasury Obligations Fund (FXFXX)								$3,146	$3,146	1.78%
Total Money Market Fund								3,146	3,146	1.78%
Total Portfolio Investments and Money Market Fund								$257,551	$257,135	145.21%

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

The Company primarily establishes co-investment programs with loan originators or their affiliates to purchase loan assets and make opportunistic secondary market purchases of loan assets. As of  September 30, 2026, such programs included sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement, the “Sub-Advisory Agreements”), pursuant to which such non-Remora counterparties provide sub-advisory services to the Company. See “Note 3. Agreements and Related Party Transactions – Sub-Advisory Agreements” for more information. The Company (directly or via co-investment) may purchase loan assets as a co-lender or as a “club” lender and may participate in loan syndications. The Company may also invest in other types of loans and debt securities, collateralized loan obligations, collateralized debt obligations and other securities, and invest in funds and other pooled investment vehicles managed by other loan originators.

In addition, the Company has entered into loan sourcing agreements with Remora and each of Eldridge Credit Advisers, LLC (“Eldridge” and such agreement, the “Eldridge Loan Sourcing Agreement”) and Sound Point Capital Management, LP (“Sound Point” and such agreement, the “Sound Point Loan Sourcing Agreement”), pursuant to which Eldridge and Sound Point provide loan sourcing services to the Company. The Company has also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for the Company under the Crescent Sub-Advisory Agreement. See “Note 3. Agreements and Related Party Transactions–Administrative and Servicing Agreements—Eldridge Loan Sourcing Agreement,” “—Administrative and Servicing Agreements—Sound Point Loan Sourcing Agreement” and “—Administrative and Servicing Agreements—Sub-Administration Agreement” for more information.

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

As a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions). As of both  September 30, 2026 and  December 31, 2025, at fair value, the Company’s qualifying assets constituted 100% of its total assets.

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

The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when loans begin paying current cash interest and, in management’s judgment, payments are likely to remain current. The Company may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. This analysis is done on a loan-by-loan basis in lieu of on a per portfolio company basis. As of  September 30, 2026, the Company had $6,889 and $3,488 at cost and fair value, respectively, in investments on non-accrual status, which, when presented as a percentage of total debt investments at cost and fair value, was 2.7% and 1.4%, respectively. As of  December 31, 2025, the Company had $2,916 and $2,473 at cost and fair value, respectively, in investments on non-accrual status, which, when presented as a percentage of total debt investments at cost and fair value, was 1.1% and 1.0%, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. However, $725 of the Company’s legal expenses related to (i) the consent solicitation related to the amendments to the limited partnership agreements of the Funds and the Mergers and (ii) the formation and organization of the Company incurred through September 5, 2025, prior to the commencement of investment operations, were assumed by the Adviser pursuant to the Transaction Fee Letter (as defined below). The Company accrued or paid legal organization expenses related to the consent solicitation, the Mergers and the formation and organization of the Company of $0. For both the three and nine months ended September 30, 2026, the Company had $0 of other administrative expenses that were previously subject to contingencies that were advanced and reimbursable to the Adviser pursuant to the Investment Management Agreement (as defined below). For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company had $102 of other administrative expenses that were previously subject to contingencies that were advanced and reimbursable to the Adviser pursuant to the Investment Management Agreement.

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

In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless it distributes in a timely manner (or is deemed to timely distribute) in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2026, the Company recorded $0 and $6, respectively, of net expense, which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company recorded $0 of net expense. As of  September 30, 2026, the Company met the requirements to qualify as a RIC under the Code.

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

With respect to the Company’s Common Stock, distributions, when declared, will be paid in cash to holders of the Common Stock to the extent the shareholder has not opted into participating in the Company’s distribution reinvestment program (“DRIP”). If the Board authorizes, and the Company declares, a cash dividend or distribution, holders of the Company’s Common Stock who have opted in to the distribution reinvestment program will have their cash dividends or distributions on the Common Stock automatically reinvested in additional shares of Common Stock, rather than receiving cash. The number of shares of Common Stock to be issued to a shareholder under the distribution reinvestment program will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share of the Common Stock as of the last day of the calendar quarter immediately preceding the date such distribution was declared. The Company intends to use newly issued shares of Common Stock to implement the program. During the three and nine months ended September 30, 2026, the Company issued 8,715 and 18,881 shares of Common Stock, respectively, for an aggregate value of $86 and $187, respectively, under the DRIP. During the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company did not issue any shares of Common Stock under the DRIP.

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

The following tables present distributions that were declared on the Company’s securities during the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (dollar amounts in thousands, except per share data):

Distributions through Preferred Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2026
March 31, 2026	March 31, 2026	April 30, 2026	$0.144	$48
June 30, 2026	June 30, 2026	July 31, 2026	$0.144	$48
September 30, 2026	September 30, 2026	October 30, 2026	$0.147	$49
				$145

Distributions through Common Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2026
January 31, 2026	January 30, 2026	April 30, 2026	$0.082	$1,511
February 28, 2026	February 27, 2026	April 30, 2026	$0.054	$1,027
March 31, 2026	March 31, 2026	April 30, 2026	$0.060	$1,176
April 30, 2026	April 30, 2026	July 31, 2026	$0.058	$1,145
May 31, 2026	May 31, 2026	July 31, 2026	$0.059	$1,191
June 30, 2026	June 30, 2026	July 31, 2026	$0.058	$1,198
July 31, 2026	July 31, 2026	October 30, 2026	$0.055	$1,169
August 31, 2026	August 31, 2026	October 30, 2026	$0.060	$1,273
September 30, 2026	September 30, 2026	October 30, 2026	$0.057	$1,229
				$10,919

Distributions through Preferred Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the period from September 5, 2025 (commencement of operations) to September 30, 2025
September 30, 2025	September 30, 2025	November 7, 2025	$0.036	$12
				$12

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its Common Stock on the repurchase date. See “Note 7. Equity Issuances, Issuance Expenses and Distributions” for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued and outstanding.

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

For the three and nine months ended September 30, 2026, the Company incurred gross management fees under the Investment Management Agreement of $658 and $1,911, respectively, $165 and $482 of which was waived by the Adviser, respectively (see “Fee Waivers” below).

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred gross management fees under the Investment Management Agreement of $161, $40 of which was waived by the Adviser (see “Fee Waivers” below).

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

For the three and nine months ended September 30, 2026, the Company accrued $276 and $833, respectively, in income-based incentive fees, which were fully waived (see “Fee Waivers” below).

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company accrued no income-based incentive fees.

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

For both the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company accrued no capital gains incentive fees.

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

For the three and nine months ended September 30, 2026, the Adviser waived $165 and $482, respectively, in management fees. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Adviser waived $40 in management fees.

For the three and nine months ended September 30, 2026, the Adviser waived $276 and $833, respectively, in income-based incentive fees. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Adviser waived $0 in income-based incentive fees.

Sub-Advisory Agreements

Crescent Sub-Advisory Agreement

On September 5, 2025, the Company entered into the Crescent Sub-Advisory Agreement with Crescent, a registered investment adviser, and Remora. Pursuant to the Crescent Sub-Advisory Agreement, Crescent presents Crescent Investment Opportunities (as defined below) in loan assets that it identifies, sources, negotiates, monitors, and manages on behalf of the Company, subject to Remora’s evaluation, in accordance with Remora’s provision of advisory services to the Company, and the ultimate discretion and approval of Remora. “Crescent Investment Opportunities” means senior secured loans to middle-market companies with headquarters in the United States and Canada identified, sourced and/or originated by Crescent and its affiliates, including investment vehicles managed and controlled by Crescent. Pursuant to the Crescent Sub-Advisory Agreement, Crescent may be responsible for the sale of certain assets held in the investment portfolio of the Company which it offers, and Remora accepts on behalf of the Company. Crescent, during the term and subject to the provisions of the Crescent Sub-Advisory Agreement, (i) manages certain of the Company’s assets in accordance with its investment objectives, policies and restrictions; (ii) identifies, evaluates and negotiates the structure of certain investments made by the Company; (iii) executes, closes, services and monitors such investments that the Company makes; (iv) proposes certain securities and other assets for the Company to acquire, retain or sell; (v) performs due diligence on prospective portfolio companies; (vi) exercises voting rights in respect of certain portfolio securities and other investments for the Company; (vii) serves on and exercises observer rights for boards of directors and similar committees of the Company’s portfolio companies; and (viii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement.

Pursuant to the Crescent Sub-Advisory Agreement, the Company pays Crescent a quarterly management fee (the “Crescent Management Fee”) for its investment advisory and management services, in arrears, as set forth below, computed by Crescent using the Crescent Aggregate Investment Value (as defined below) as of the end of each calendar quarter:

Crescent Aggregate Investment Value	Compensation
Less than $300,000,000	0.50% per annum
$300,000,000 or more and less than $750,000,000	0.45% per annum
$750,000,000 or more	0.40% per annum

“Crescent Aggregate Investment Value” means, as of any particular date, the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by Crescent; provided that, for purposes of the Crescent Management Fee calculation, the value of any particular investment will not exceed the outstanding principal balance of such investment as of such date. Crescent is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Crescent Sub-Advisory Agreement. For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company did not incur any Crescent Management Fees.

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

As compensation for its services under the Kayne Sub-Advisory Agreement, the Company pays Kayne, in arrears, a quarterly sub-management fee equal to 0.75% per annum of the Aggregate Investment Value (as defined below) of the Kayne Portfolio Investments, as computed by Kayne for each day during the applicable calendar quarter. For purposes of the Kayne Sub-Advisory Agreement, “Aggregate Investment Value” means, as of any particular date, the amount of capital invested by the Company in Kayne Portfolio Investments less any returns of such capital (but not net of income or capital appreciation received by the Company) and permanent write-offs. Kayne is solely responsible for its operating expenses incurred in connection with the provision of the services described under the Kayne Sub-Advisory Agreement. For the three and nine months ended September 30, 2026, the Company incurred $19 and $58, respectively, in sub-management fees payable to Kayne under the Kayne Sub-Advisory Agreement, which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $2 in sub-management fees payable to Kayne under the Kayne Sub-Advisory Agreement, which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations.

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

As compensation for the services provided under the Eldridge Loan Sourcing Agreement, the Company pays Eldridge, in arrears, a quarterly fee equal to the Applicable Annual Rate of the Eldridge Aggregate Investment Value (each as defined below) computed by Eldridge for each day during the applicable calendar quarter. “Eldridge Aggregate Investment Value” means, as of any particular date, the aggregate value of all investments sourced by Eldridge pursuant to the Eldridge Loan Sourcing Agreement (or any previous agreement between the Company and an affiliate) and held by the Company (“Eldridge Approved Investments”) as of such date based on the most current valuation; provided that the value of any particular Eldridge Approved Investment will not exceed the outstanding principal balance of such Eldridge Approved Investment as of such date. “Applicable Annual Rate” means 0.80% per annum. For the three and nine months ended September 30, 2026, the Company incurred $409 and $1,287, respectively, in fees payable to Eldridge under the Eldridge Loan Sourcing Agreement, which was included in “Administration expense” on the Consolidated Statement of Operations. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $121 in fees payable to Eldridge under the Eldridge Loan Sourcing Agreement, which was included in “Administration expense” on the Consolidated Statement of Operations

The Eldridge Loan Sourcing Agreement will continue until its termination, which will occur upon the earliest of (i) any party’s decision to terminate the Eldridge Loan Sourcing Agreement, which will occur upon not less than ninety (90) days’ written notice to the other party, (ii) the termination of Remora as the investment adviser of the Company, and (iii) the date on which a party to the Eldridge Loan Sourcing Agreement terminates the Eldridge Loan Sourcing Agreement for Cause (as such term is defined in the Eldridge Loan Sourcing Agreement).

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

Sound Point Loan Sourcing Agreement

On July 27, 2026, the Company entered into the Sound Point Loan Sourcing Agreement with Sound Point and Remora. Pursuant to the Sound Point Loan Sourcing Agreement, Sound Point will identify potential investment opportunities for the Company. Remora, as the investment adviser to the Company, will retain sole discretion with respect to any investment opportunities identified by Sound Point. In connection with any investment opportunities sourced by Sound Point in which the Company invests, Sound Point will provide the Company and Remora with certain ongoing information about such investments, as more fully described in the Sound Point Loan Sourcing Agreement.

As compensation for the services provided under the Sound Point Loan Sourcing Agreement, the Company will pay Sound Point, in arrears, a quarterly fee (the “Sound Point Sourcing Fee”) as set forth below, computed by Sound Point for each day during the applicable calendar quarter:

Sound Point Aggregate Investment Value	Compensation
Less than or equal to $250,000,000	0.80% per annum
Greater than $250,000,000 and less than or equal to $500,000,000	0.75% per annum
Greater than $500,000,000 and less than or equal to $750,000,000	0.70% per annum
Greater than $750,000,000	0.65% per annum

“Sound Point Aggregate Investment Value” means, as of any particular date, the aggregate value of all approved investments held by the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by Sound Point; provided that, for purposes of the quarterly fee calculation, the value of any particular investment shall not exceed the outstanding principal balance of such investment as of such date. For both the three and nine months ended September 30, 2026, the Company incurred $11 of Sound Point Sourcing Fees, which was included in “Administration expense” on the Consolidated Statement of Operations.

The Sound Point Loan Sourcing Agreement will continue until its termination, which will occur upon the earliest of (i) any party’s decision to terminate the Sound Point Loan Sourcing Agreement, which will occur upon not less than ninety (90) days’ written notice to the other party, (ii) the termination of Remora as the investment adviser of the Company, and (iii) the date on which a party to the Sound Point Loan Sourcing Agreement terminates the Sound Point Loan Sourcing Agreement for Cause (as such term is defined in the Sound Point Loan Sourcing Agreement).

The Company has agreed to indemnify Sound Point and its officers, directors and employees for all losses, damages, costs, expenses (including reasonable attorneys’ fees), liabilities, claims and demands, for any action, omission, information or recommendation in connection with the Sound Point Loan Sourcing Agreement, except in the case of the Sound Point officers’, directors’, or employees’ actual misconduct, gross negligence, willful violation of any applicable statute or reckless disregard for its duties, in each case as determined by an arbitrator or a court of competent jurisdiction.

Administration Agreement

On September 5, 2025, the Company entered into the Administration Agreement with Remora (in such capacity, the “Administrator”), pursuant to which the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Payments under the Administration Agreement are equal to the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including the costs and expenses charged by any sub-administrator that may be retained by the Administrator to provide services to the Company or on the Administrator’s behalf. Specifically, the reimbursements made by the Company to the Administrator include, but are not limited to: (i) the allocable portion of the Administrator’s rent; (ii) the allocable portion of the annual cost of the Company’s General Counsel, Chief Compliance Officer, Chief Financial Officer and their respective staffs, subject to a cap equal to 22.5 basis points of the Company’s NAV at the end of each fiscal year; (iii) costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements, registration statement amendments, prospectus supplements, proxy statements and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications; and (iv) all fees, costs and expenses associated with the engagement of a sub-administrator.

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

For the three and nine months ended September 30, 2026, the Company incurred $98 and $300, respectively, related to the Administration Agreement with Remora, which was included in “Administration expense” on the Consolidated Statement of Operations.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $42 related to the Administration Agreement with Remora, which was included in “Administration expense” on the Consolidated Statement of Operations.

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

The Sub-Administration Agreement also provides that Remora may sell Crescent Investment Opportunities at any time to a third party; provided, however, that prior to accepting any offer from a third party to purchase any Crescent Investment Opportunity, Remora will offer Crescent (or any investment vehicle, collateralized loan obligation, BDC, separately managed account and/or any other advisory clients, in each case, sponsored, managed and/or advised by Crescent and/or its affiliates) an opportunity to purchase such Crescent Investment Opportunity at a purchase price equal to the higher of (x) the fair market value of such Crescent Investment Opportunity, as determined by an independent valuation service firm and (y) the purchase price offered by the third-party buyer for such Crescent Investment Opportunity.

The Company pays the Sub-Administrator, in arrears, a quarterly administration fee (the “Administration Fee”) equal to 0.30% per annum of the aggregate value of all Crescent Investment Opportunities held by the Company or a subsidiary of the Company as of such date, as determined by the Board (or its valuation designee), which determination may incorporate valuation information provided by the Sub-Administrator; provided that, for purposes of the Administration Fee calculation, the value of any particular investment may not exceed the outstanding principal balance of such investment as of such date. For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company did not incur any Administration Fees payable to Crescent under the Sub-Administration Agreement.

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

4. INVESTMENTS

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of  September 30, 2026 and  December 31, 2025 (dollar amounts in thousands):

	September 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$253,096	$248,038	100.00%	100.00%	$254,405	$253,989	100.00%	100.00%
Equity	—	—	—	—	—	—	—	—
Total investments	$253,096	$248,038	100.00%	100.00%	$254,405	$253,989	100.00%	100.00%

The following is a summary of the industry classifications in which the Company was invested as of  September 30, 2026 and  December 31, 2025 (dollar amounts in thousands):

September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$4,375	$4,389	1.73%	1.77%
Automobiles	8,464	8,142	3.35	3.28
Building Products	4,372	4,372	1.73	1.76
Chemicals	7,002	7,062	2.76	2.85
Commercial Services & Supplies	10,595	10,626	4.19	4.28
Construction & Engineering	23,160	21,690	9.15	8.75
Diversified Financial Services	2,358	1,905	0.93	0.77
Electrical Equipment	10,203	10,260	4.03	4.14
Food & Staples Retailing	6,004	6,010	2.37	2.42
Health Care Equipment & Supplies	11,252	11,308	4.44	4.56
Health Care Providers & Services	32,045	31,988	12.66	12.90
Health Care Technology	13,629	12,714	5.39	5.13
Household Products	9,934	9,950	3.93	4.01
Insurance	1,839	1,839	0.72	0.74
Interactive Media & Services	5,565	5,243	2.20	2.11
IT Services	12,815	13,217	5.06	5.33
Life Sciences Tools & Services	3,381	3,386	1.34	1.36
Machinery	19,253	19,320	7.61	7.79
Media	9,144	7,039	3.61	2.84
Professional Services	25,670	25,988	10.14	10.48
Real Estate Management & Development	2,391	2,397	0.95	0.97
Road & Rail	1,049	1,056	0.41	0.42
Software	9,666	9,666	3.82	3.90
Specialty Retail	2,135	2,135	0.84	0.86
Trading Companies & Distributors	1,462	1,462	0.58	0.59
Transportation & Logistics	2,453	2,465	0.97	0.99
Transportation Infrastructure	6,845	6,845	2.70	2.76
Water Utilities	6,035	5,564	2.39	2.24
Total	$253,096	$248,038	100.00%	100.00%

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of  September 30, 2026 and  December 31, 2025 (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$253,096	$248,038	100.00%	100.00%
Total	$253,096	$248,038	100.00%	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
United States	$254,405	$253,989	100.00%	100.00%
Total	$254,405	$253,989	100.00%	100.00%

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

The Company and Board apply a valuation policy that has been approved by the Board and is consistent with ASC 820. Consistent with the valuation policy, the Board evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the end of the period in which the transfers occur.

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

The following fair value hierarchy table sets forth the Company’s investments by level as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loans	$—	$—	$248,038	$248,038
Equity	—	—	—	—
Total portfolio company investments	—	—	248,038	248,038
Money market funds (1)	5,411	—	—	5,411
Total portfolio company investments and money market funds	$5,411	$—	$248,038	$253,449

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Loans	$—	$—	$253,989	$253,989
Total portfolio company investments	—	—	253,989	253,989
Money market funds (1)	3,146	—	—	3,146
Total portfolio company investments and money market funds	$3,146	$—	$253,989	$257,135

(1)	Money market funds represent cash equivalents and restricted cash held in the interest-bearing money market funds as of September 30, 2026 and December 31, 2025, as applicable.

Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either floating or fixed and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the Company’s senior secured loans ranged between 6.73% to 15.00% as of  September 30, 2026. The maturity dates on the Company’s senior secured loans outstanding as of  September 30, 2026 range between October 2026 and August 2033. As of  September 30, 2026, the weighted average spread over the applicable SOFR for the Company’s senior secured loans outstanding was 5.45% and the weighted average contractual interest rate was 9.23%.

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

The following table provides a reconciliation of the beginning and ending balances of the Company’s investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025:

Three Months Ended September 30, 2026
	First Lien Senior Secured Loan	Equity	Total Investments
Fair value, beginning of period	$255,613	$—	$255,613
Net change in unrealized appreciation (depreciation) on investments	(2,206)	—	(2,206)
Purchases of investments and other adjustments to cost (2)	13,240	—	13,240
Proceeds from principal repayments and sales of investments (3)	(18,783)	—	(18,783)
Amortization of premium/accretion of discount, net	174		174
Net realized gain (loss) on investments	—	—	—
Balance as of September 30, 2026	$248,038	$—	$248,038
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2026	$(2,172)	$—	$(2,172)

Nine Months Ended September 30, 2026
	First Lien Senior Secured Loan	Equity	Total Investments
Fair value, beginning of period	$253,989	$—	$253,989
Net change in unrealized appreciation (depreciation) on investments	(4,642)	—	(4,642)
Purchases of investments and other adjustments to cost (2)	54,086	—	54,086
Proceeds from principal repayments and sales of investments (3)	(55,884)	—	(55,884)
Amortization of premium/accretion of discount, net	489	—	489
Net realized gain (loss) on investments	—	—	—
Balance as of September 30, 2026	$248,038	$—	$248,038
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2026	$(4,564)	$—	$(4,564)

For the period from September 5, 2025 (commencement of operations) to September 30, 2025
	First Lien Senior Secured Loan	Total Investments
Balance as of September 5, 2025 (commencement of operations)	$—	$—
Net change in unrealized appreciation (depreciation) on investments	470	470
Non-cash purchases of investments (1)	233,481	233,481
Purchases of investments and other adjustments to cost (2)	6,417	6,417
Proceeds from principal repayments and sales of investments (3)	(1,980)	(1,980)
Amortization of premium/accretion of discount, net	27	27
Net realized gain (loss) on investments	—	—
Balance as of September 30, 2025	$238,415	$238,415
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$470	$470

(1)	Value represents purchases merged on commencement of operations.

(2)	Includes purchases of new investments, effects of refinancing and restructurings and PIK interest.

(3)	Represents net proceeds from investments sold and principal paydowns received.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of  September 30, 2026 and  December 31, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average
First Lien Senior Secured Loans	$209,703	Market Yield Analysis	Market Yield Discount Rates	6.9%	11.7%	8.3%
		Guideline Public Companies	EBITDA Multiples	5.4x	16.7x	9.6x
		Transactions Precedent	EBITDA Multiples	6.4x	17.1x	10.7x
First Lien Senior Secured Loans	$5,308	Market Yield Analysis	Market Yield Discount Rates	9.0%	14.7%	13.0%
		Guideline Public Companies	EBITDA Multiples	6.1x	11.1x	9.8x
		Transactions Precedent	EBITDA Multiples	6.4x	13.5x	11.4x
		Discounted Cash Flow	WACC	8.7%	10.0%	9.5%
			Long-Term Growth Rate	2.0%	2.0%	2.0%
First Lien Senior Secured Loans	$4,974	Guideline Public Companies	EBITDA Multiples	5.6x	7.1x	6.6x
		Transactions Precedent	EBITDA Multiples	6.4x	9.5x	8.3x
		Discounted Cash Flow	WACC	9.1%	13.0%	9.5%
			Long-Term Growth Rate	1.0%	2.0%	1.8%
Total	$219,985

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average
First Lien Senior Secured Loans	$225,328	Market Yield Analysis	Market Yield Discount Rates	7.2%	11.2%	8.4%
		Guideline Public Companies	EBITDA Multiples	5.4x	16.8x	9.6x
		Transactions Precedent	EBITDA Multiples	6.4x	18.9x	10.8x

First Lien Senior Secured Loans	$9,431	Market Yield Analysis	Market Yield Discount Rates	12.9%	14.3%	13.5%
		Guideline Public Companies	EBITDA Multiples	7.2x	10.3x	9.3x
		Transactions Precedent	EBITDA Multiples	10.0x	13.7x	12.7x
		Discounted Cash Flow	WACC	8.3%	10.1%	9.0%
			Long-Term Growth Rate	2.0%	2.0%	2.0%
First Lien Senior Secured Loans	$3,807	Guideline Public Companies	EBITDA Multiples	6.0x	7.5x	6.6x
		Transactions Precedent	EBITDA Multiples	8.0x	9.5x	8.6x
		Discounted Cash Flow	WACC	9.1%	9.1%	9.1%
			Long-Term Growth Rate	1.0%	1.0%	1.0%
Total	$238,566

(1)	Excludes investments of $28,053 and $15,423 at fair value where valuation was determined by recent business transactions at September 30, 2026 and December 31, 2025, respectively.

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

The significant unobservable inputs used in the market approach for fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Investment Committee, in its presentation of preliminary valuations estimations to the Audit Committee and Board, selects a population of public companies for each investment with similar operations and attributes for the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Investment Committee also selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and, generally, the latest twelve-month EBITDA or revenue of the portfolio company (or other meaningful measure) in making this presentation. Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the estimate of the fair value of the investment.

The significant unobservable inputs used in the transaction precedent method for fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable analysis of valuations of mergers and acquisitions transaction valuations for companies in a similar line of business.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing, subject to the satisfaction of certain requirements. As of  September 30, 2026 and  December 31, 2025, the Company’s asset coverage ratio was 630.4% and 318.3%, respectively. Under the 1940 Act, any preferred stock issued by the Company, including the Preferred Stock, constitutes a “senior security” for purposes of the 150% asset coverage test. See “Note 7. Equity Issuances, Issuance Expenses and Distributions” for further discussion of the Preferred Stock.

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

As of  September 30, 2026 and  December 31, 2025, the Company had $36,300 and $77,800 in borrowings outstanding and $113,700 and $72,200 available under the Credit Facility, and such borrowings were accruing interest based on a weighted average interest rate of 5.67% and 6.05%, respectively.

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

For both the three and nine months ended September 30, 2026 the Company incurred $2 thousand in financing costs in connection with the Credit Facility. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred $2,951 in financing costs in connection with the Credit Facility, which have been recorded as a deduction to the carrying value of the Credit Facility liability and are being amortized into interest expense on a straight-line basis through the maturity date of the Credit Facility.

For the three and nine months ended September 30, 2026, the Company incurred total interest expense of $943 and $3,021, respectively, which includes $149 and $444 of amortization of deferred financing costs, respectively.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company incurred total interest expense of $410, which includes $41 of amortization of deferred financing costs.

The following summarizes the reconciliation of the carrying value of the Credit Facility as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026	December 31, 2025
Borrowings under Credit Facility	$36,300	$77,800
Unamortized deferred financing costs	(2,323)	(2,764)
Net carrying value of Credit Facility	$33,977	$75,036

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

The following table summarizes the issuance of shares of Common Stock during the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (dollar amounts in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 2, 2026	713,727	$7,123
February 2, 2026	627,255	$6,260
March 2, 2026	372,846	$3,721
April 1, 2026	432,093	$4,295
May 1, 2026	346,720	$3,446
June 1, 2026	440,241	$4,376
July 1, 2026	416,954	$4,107
August 3, 2026	256,650	$2,528
September 1, 2026	197,462	$1,945
Total	3,803,948	$37,801

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
September 5, 2025	16,213,447	$162,134
Total	16,213,447	$162,134

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

The Company assessed the rights and preferences of the Preferred Stock and determined that it was not required to be liability classified under ASC 480. In addition, the Company assessed the embedded features in the Preferred Stock and determined that the contingent redemption rights described above met the requirements for bifurcation as a derivative liability. As of the issuance date of the Preferred Stock and December 31, 2025, the Company determined that any fair value associated with the bifurcated derivative liability was de minimis given the remote probability of the related triggering events. Further, given the presence of these contingent redemption rights that are potentially outside of the Company’s control, the Company determined the Preferred Stock should be presented outside of permanent equity in temporary equity. The Preferred Stock was initially recognized at its fair value as of the date of the Mergers as described above. As the Preferred Stock is not currently redeemable or probable of becoming redeemable, the Company is not subsequently remeasuring the Preferred Stock to its redemption value. For the three and nine months ended September 30, 2026, the Company recognized $49 and $145 in distributions declared to the holders of the Preferred Stock under the dividend provisions described above, respectively. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, the Company recognized $12 in distributions declared to the holders of the Preferred Stock under the dividend provisions described above.

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

As of  September 30, 2026 and  December 31, 2025, the Company had the following unfunded commitments to portfolio companies:

September 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (1)
First Lien Debt
BNI Intermediate Holdings LLC	Delayed Draw	8/1/2033	$546	$(4)
BNI Intermediate Holdings LLC	Revolver	8/1/2033	$1,093	$(16)
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$(34)
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$109	$(8)
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$—
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$—
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$541	$—
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$307	$—
Continuum Companies, Inc.	Delayed Draw	9/12/2027	$454	$—
Crestek, Inc	Revolver	10/1/2030	$909	$—
Crosslake Intermediate, LLC	Revolver	3/17/2031	$130	$—
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$—
EDGE Intermediate, LLC	Revolver	6/5/2029	$170	$—
Envirotech Services, LLC	Delayed Draw	1/18/2029	$69	$—
Exec Connect Intermediate LLC	Revolver	3/11/2029	$54	$—
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$64	$—
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$43	$—
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$—
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$—
JA Moody LLC	Revolver	11/29/2029	$72	$—
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2027	$50	$—
Modular Devices Acquisition, LLC	Revolver	12/28/2027	$32	$—
MOXFIVE LLC	Revolver	8/16/2029	$230	$—
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$202	$—
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$355	$—
PAK Quality Foods Acquisition LLC	Delayed Draw	12/28/2029	$53	$—
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$60	$—
Patuxent Roofing and Contracting, LLC	Delayed Draw	8/31/2027	$26	$(16)
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$197	$(10)
Project Alliance Buyer, LLC	Revolver	8/27/2031	$992	$—
Providus MPS Buyer LLC	Revolver	8/16/2029	$245	$—
Providus MPS Buyer LLC	Delayed Draw	8/16/2029	$1,303	$—
QM Buyer, Inc.	Delayed Draw	12/6/2030	$284	$—
QM Buyer, Inc.	Revolver	12/6/2030	$220	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Revolver	12/23/2030	$174	$—
Rose Paving, LLC	Revolver	11/7/2029	$34	$—
Science Care Parent Inc.	Revolver	7/23/2027	$75	$—
Sentrics, Inc.	Delayed Draw	12/13/2026	$43	$—
Trimech	Delayed Draw	3/10/2028	$77	$—
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$—
Total Unfunded Commitments			$11,171	$(88)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (1)
First Lien Debt
402 Ventures, LLC	Revolver	9/26/2029	$85	$—
Boostability Parent, Inc.	Revolver	7/12/2029	$150	$—
CAP-KSI Holdings, LLC	Revolver	6/28/2030	$117	$—
Catalyst Acoustics Group, Inc.	Delayed Draw	11/12/2030	$125	$—
Catalyst Acoustics Group, Inc.	Revolver	11/12/2030	$155	$—
Centaur Holdings III L.L.C.	Delayed Draw	9/5/2031	$541	$(3)
Centaur Holdings III L.L.C.	Revolver	9/5/2031	$450	$(4)
CentralBDC Enterprises, LLC	Revolver	6/11/2029	$22	$—
Concord III, L.L.C.	Revolver	12/20/2028	$14	$—
Crosslake Intermediate, LLC	Revolver	5/17/2029	$130	$—
Cultural Experiences Abroad, LLC	Revolver	8/16/2028	$143	$—
Douglas Electrical Components, Inc.	Revolver	8/31/2028	$60	$—
EDGE Intermediate, LLC	Revolver	6/5/2029	$117	$—
Exec Connect Intermediate LLC	Delayed Draw	3/11/2029	$100	$—
Exec Connect Intermediate LLC	Revolver	3/11/2029	$60	$—
GAINLINE TUBING INTERMEDIATE, LLC	Delayed Draw	7/2/2030	$330	$—
GAINLINE TUBING INTERMEDIATE, LLC	Revolver	7/2/2030	$215	$—
Greenrise Technologies, LLC	Delayed Draw	7/19/2029	$260	$—
Greenrise Technologies, LLC	Revolver	7/19/2029	$10	$—
Imagine Acquisitionco, Inc.	Revolver	11/16/2027	$747	$—
JA Moody LLC	Delayed Draw	11/29/2029	$355	$—
JA Moody LLC	Revolver	11/29/2029	$96	$—
Modular Devices Acquisition, LLC	Delayed Draw	12/28/2026	$1	$—
Modular Devices Acquisition, LLC	Revolver	12/28/2026	$32	$—
MOXFIVE LLC	Revolver	8/16/2029	$230	$—
P.J. Fitzpatrick LLC	Delayed Draw	8/1/2031	$475	$(3)
P.J. Fitzpatrick LLC	Revolver	8/1/2031	$354	$(5)
PAG Holding Corp.	Revolver	12/22/2029	$46	$—
PAK Quality Foods Acquisition LLC	Revolver	12/28/2029	$30	$—
Prime ABA Holdings, Inc.	Delayed Draw	9/16/2030	$35	$—
Prime ABA Holdings, Inc.	Revolver	9/16/2030	$297	$—
Project Alliance Buyer, LLC	Revolver	8/27/2031	$991	$(13)
Providus MPS Buyer LLC	Revolver	8/16/2029	$172	$—
QM Buyer, Inc.	Delayed Draw	12/6/2030	$445	$—
QM Buyer, Inc.	Revolver	12/6/2030	$220	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Delayed Draw	12/23/2030	$183	$—
QVF Acquisition, Inc.	Revolver	12/23/2030	$198	$—
Rose Paving, LLC	Revolver	11/7/2029	$134	$—
Rose Paving, LLC	Delayed Draw	11/7/2029	$4	$—
Science Care Parent Inc.	Delayed Draw	7/23/2027	$48	$—
Science Care Parent Inc.	Revolver	7/23/2027	$75	$—
Talent Worldwide Inc.	Revolver	12/18/2029	$52	$—
VP Heron Parent, Inc.	Revolver	1/8/2029	$140	$—
Total Unfunded Commitments			$8,627	$(28)

(1)	Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of the Company’s financial highlights (dollar amounts in thousands, except per share data):

	For the Nine Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025
Per Share Data:
Net assets attributable to common shares, beginning of period	$9.98	$—
Net investment income (loss) after excise tax (1)	0.54	0.02
Net change in unrealized appreciation (depreciation) (1)	(0.24)	0.03
Net increase (decrease) in net assets resulting from operations (1)	0.30	0.05
Distributions declared from net investment income (1)(2)	(0.53)	—
Issuance of common stock (1)	—	10.00
Total increase (decrease) in net assets (1)	(0.23)	10.05
Net assets attributable to common shares, end of period (1)	$9.75	$10.05
Common shares outstanding, end of period	21,565,192	16,214,447
Preferred shares outstanding, end of period	332,696	332,696
Total return based on NAV (2)(3)	3.18%	0.50%
Ratio/Supplemental data:
Net assets applicable to common shares, end of period	$210,190	162,982
Ratio of net expenses including waivers applicable to common shares (4)	4.86%	7.33%
Ratio of net investment income to average net assets applicable to common shares (4)	7.24%	8.00%
Portfolio turnover rate applicable to common shares (5)	21.41%	0.00%
Average debt outstanding	$49,600	$80,223
Weighted average debt per common share	$2.30	$4.95

(1)	The per share data was derived by using the shares of Common Stock outstanding during the period.

(2)

Total return is calculated as the change in NAV per share applicable to common shares during the period, plus distributions per share, if any, divided by the beginning NAV per share applicable to common shares. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter-end NAV per share applicable to common shares preceding the distribution. Return calculations are not annualized.

(3)

Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding for common shares during the period and certain per share data based on shares outstanding as of a period end or transaction date. Total return is not annualized and does not reflect any impact of time, which for the current reporting period represented only 273 days. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, total return is not annualized and does not reflect any impact of time, which for the reporting period represented only 25 days.

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

Share Issuances

On October 1, 2026, the Company issued 106,974 shares of Common Stock at a price per share of $9.75, for an aggregate offering price of $1,043,000.

On November 2, 2026, the Company issued 201,641 shares of Common Stock at a per share price of $9.75, for an aggregate offering price of $1,966,000.

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

Dividends

On October 31, 2026, the Board declared a monthly dividend to stockholders of record as of October 31, 2026 in an amount equal to 100% of the Company’s net investment income minus accrued preferred stock dividends for the month of October 2026. This dividend was declared subsequent to  September 30, 2026 and therefore is not reflected in the accompanying consolidated financial statements.

Amendment and Restatement of Crescent Sub-Advisory Agreement

On October 15, 2026, the Company entered into an amended and restated investment sub-advisory agreement (the “Amended Crescent Sub-Advisory Agreement”) with Crescent and Remora. The terms of the Amended Crescent Sub-Advisory Agreement are identical to those of the Crescent Sub-Advisory Agreement, except for the addition of provisions (i) limiting Crescent’s investment advisory responsibilities thereunder to the Sub-Advised Assets (as defined in the Amended Crescent Sub-Advisory Agreement) and (ii) prohibiting Crescent from consulting with any other investment sub-adviser to the Company concerning transactions for the Company in securities or other assets except, in the case of transactions involving securities of persons engaged in securities-related businesses, for purposes of complying with the conditions of paragraphs (a) and (b) of Rule 12d3-1 under the 1940 Act, in each case, to account for the requirements of Rule 17a-10 under the 1940 Act.

The Amended Crescent Sub-Advisory Agreement and accompanying changes therein did not result in any changes to the management fee payable to Crescent under the Crescent Sub-Advisory Agreement or the term thereof, which, pursuant to the Amended Crescent Sub-Advisory Agreement, shall continue in effect for two years from September 5, 2025, and thereafter for successive annual periods, subject to annual approval in accordance with the requirements of the 1940 Act. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, approved the Amended Crescent Sub-Advisory Agreement pursuant to the requirements of the 1940 Act.

The description above is only a summary of the material provisions of the Amended Crescent Sub-Advisory Agreement and is qualified in its entirety by reference to the copy of the Amended Crescent Sub-Advisory Agreement, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 16, 2026.

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

●	competition with other entities and affiliates of our sub-advisers and loan origination services providers for investment opportunities;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser to attract and retain highly talented professionals;

●	risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

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

We are externally managed by Remora, a Delaware limited liability company, pursuant to an investment management agreement (the “Investment Management Agreement”). The Adviser is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board of Directors (the “Board”), Remora manages our day-to-day operations and provides us with investment advisory services. Remora also serves as our administrator (in such capacity, the “Administrator”) pursuant to an administration agreement with us (the “Administration Agreement”) and provides all administrative services necessary for us to operate. In addition, we have entered into sub-advisory agreements with Remora and each of Crescent Capital Group LP (“Crescent” and such agreement, the “Crescent Sub-Advisory Agreement”) and Kayne Anderson Capital Advisors, L.P. (“Kayne” and together with Crescent, the “Sub-Advisers”) (the “Kayne Sub-Advisory Agreement” and together with the Crescent Sub-Advisory Agreement, the “Sub-Advisory Agreements”), pursuant to which such non-Remora counterparties provide sub-advisory services to us. In addition, we have entered into loan sourcing agreements with Eldridge Credit Advisers, LLC ("Eldridge" and such agreement, the “Eldridge Loan Sourcing Agreement”) and Sound Point Capital Management, LP (“Sound Point” and such agreement, the “Sound Point Loan Sourcing Agreement”), pursuant to which each of Eldridge and Sound Point identifies potential investment opportunities for us. We have also entered into a sub-administration agreement with Crescent and Remora (the “Sub-Administration Agreement”), pursuant to which Crescent provides certain administrative services related to loans it originates for us under the Crescent Sub-Advisory Agreement.

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

We have principally targeted investments in first lien senior secured loans (which are in first position or have first claim to underlying collateral and the senior most securities in the capital structure) issued typically by non-bank loan originators to companies that are supported by tenured private equity sponsors for leveraged buyout acquisitions and growth capital financings. Remora has targeted, on average, to have 50/50 loan-to-value (“LTV”) with sponsors’ and other equity capital invested junior to our investments, demonstrating significant collateral support for our investments. Remora believes this investment strategy will drive consistent current income for our investors at attractive yields while maintaining a core focus on capital preservation. As of both September 30, 2026 and December 31, 2025, other than cash and cash equivalents, our investment portfolio at fair value was comprised of 100% first lien senior secured loans that all have at least one financial maintenance covenant (typically a total net leverage covenant) and a funded private equity sponsor or significant institutional capital provider with significant equity invested in the borrower that is subordinated to our loan.

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

During the three months ended September 30, 2026, we made new and add-on investments across 17 portfolio companies totaling $13.1 million, partially offset by $18.8 million of repayments, including $16.2 million from full exits of 7 portfolio companies and $2.6 million of partial paydowns from existing portfolio companies.

During the nine months ended September 30, 2026, we made new and add-on investments across 34 portfolio companies totaling $53.8 million, partially offset by $55.9 million of repayments, including $48.9 million from full exits of 16 portfolio companies and $7.0 million of partial paydowns from existing portfolio companies.

For the period from September 5, 2025 (commencement of operations) to September 30, 2025, we made new and add-on investments across 10 portfolio companies totaling $6.3 million, partially offset by $2.0 million of repayments, all of which was due to partial paydowns from existing portfolio companies.

The following chart summarizes our investment activity for the nine months ended September 30, 2026 (dollar amounts in thousands):

As of and For the Nine Months Ended September 30, 2026
New investments at cost
First Lien Senior Secured Loans	$53,812
Equity	—
Total Investments	$53,812
Proceeds from investments sold or repaid
First Lien Senior Secured Loans	$(55,884)
Equity	—
Total Proceeds	(55,884)
Net increase (decrease) in portfolio	$(2,072)

As of September 30, 2026, 99.86% of the first lien senior secured loan investments in our portfolio bore interest at floating rates and 0.14% bore interest at fixed rates. As of December 31, 2025, 99.97% of the first lien senior secured loan investments in our portfolio bore interest at floating rates and 0.03% bore interest at fixed rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end, and base rates on 100.0% of the floating rate loans in our portfolio exceeded the stated floors. As of September 30, 2026, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.45% and the weighted average contractual interest rate was 9.23%. As of December 31, 2025, the weighted average spread over applicable SOFR for our senior secured loans outstanding was 5.60% and the weighted average contractual interest rate was 9.45%.

The following table shows the composition of our investment portfolio as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
Investment Type	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
First Lien Senior Secured Loans	$248,038	100.00%	$253,989	100.00%
Equity	—	—	—	—
Total investments	$248,038	100.00%	$253,989	100.00%

The following table shows a summary of the industry classifications of our investments as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$4,375	$4,389	1.73%	1.77%
Automobiles	8,464	8,142	3.35	3.28
Building Products	4,372	4,372	1.73	1.76
Chemicals	7,002	7,062	2.76	2.85
Commercial Services & Supplies	10,595	10,626	4.19	4.28
Construction & Engineering	23,160	21,690	9.15	8.75
Diversified Financial Services	2,358	1,905	0.93	0.77
Electrical Equipment	10,203	10,260	4.03	4.14
Food & Staples Retailing	6,004	6,010	2.37	2.42
Health Care Equipment & Supplies	11,252	11,308	4.44	4.56
Health Care Providers & Services	32,045	31,988	12.66	12.90
Health Care Technology	13,629	12,714	5.39	5.13
Household Products	9,934	9,950	3.93	4.01
Insurance	1,839	1,839	0.72	0.74
Interactive Media & Services	5,565	5,243	2.20	2.11
IT Services	12,815	13,217	5.06	5.33
Life Sciences Tools & Services	3,381	3,386	1.34	1.36
Machinery	19,253	19,320	7.61	7.79
Media	9,144	7,039	3.61	2.84
Professional Services	25,670	25,988	10.14	10.48
Real Estate Management & Development	2,391	2,397	0.95	0.97
Road & Rail	1,049	1,056	0.41	0.42
Software	9,666	9,666	3.82	3.90
Specialty Retail	2,135	2,135	0.84	0.86
Trading Companies & Distributors	1,462	1,462	0.58	0.59
Transportation & Logistics	2,453	2,465	0.97	0.99
Transportation Infrastructure	6,845	6,845	2.70	2.76
Water Utilities	6,035	5,564	2.39	2.24
Total	$253,096	$248,038	100.00%	100.00%

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Amortized Cost	% of Total Investments at Fair Value
Aerospace & Defense	$7,182	$7,183	2.82%	2.83%
Air Freight & Logistics	1,759	1,759	0.69	0.69
Auto Components	3,232	3,232	1.27	1.27
Automobiles	8,157	8,169	3.20	3.22
Building Products	4,406	4,406	1.73	1.73
Chemicals	7,390	7,463	2.91	2.94
Commercial Services & Supplies	17,289	17,374	6.80	6.84
Construction & Engineering	21,384	21,479	8.40	8.46
Diversified Consumer Services	5,247	5,247	2.06	2.07
Diversified Financial Services	9,539	9,568	3.75	3.77
Electrical Equipment	11,266	11,266	4.43	4.43
Food & Staples Retailing	5,844	5,846	2.30	2.30
Health Care Equipment & Supplies	8,464	8,464	3.33	3.33
Health Care Providers & Services	15,039	15,039	5.91	5.92
Health Care Technology	13,278	12,817	5.22	5.05
Household Products	5,581	5,581	2.19	2.20
Insurance	1,920	1,920	0.75	0.76
Interactive Media & Services	6,095	6,098	2.39	2.40
IT Services	18,414	18,502	7.24	7.28
Life Sciences Tools & Services	2,902	2,902	1.14	1.14
Machinery	10,605	10,633	4.17	4.19
Media	14,541	13,854	5.72	5.45
Professional Services	15,484	15,793	6.09	6.22
Real Estate Management & Development	2,048	2,048	0.81	0.81
Road & Rail	1,161	1,154	0.46	0.45
Software	16,513	16,513	6.49	6.50
Specialty Retail	2,183	2,183	0.86	0.86
Trading Companies & Distributors	2,039	2,039	0.80	0.80
Transportation & Logistics	2,470	2,484	0.97	0.98
Transportation Infrastructure	6,903	6,903	2.71	2.72
Water Utilities	6,070	6,070	2.39	2.39
Total	$254,405	$253,989	100.00%	100.00%

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

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of September 30, 2026
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$—	0.0%
2	235,852	95.1
3	10,424	4.2
4	1,762	0.7
5	—	0.0
Total	$248,038	100.0%

	As of December 31, 2025
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$—	0.0%
2	246,333	97.0
3	6,100	2.4
4	1,556	0.6
5	—	0.0
Total	$253,989	100.0%

Investment performance ratings are accurate only as of such date and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors.

As of September 30, 2026, we had four debt investments on non-accrual status for a total of $6.9 million at cost and $3.5 million at fair value. As of December 31, 2025, we had two debt investments on non-accrual status for a total of $2.9 million at cost and $2.5 million at fair value.

Results of Operations

For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, our operating results were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025	For the Nine Months Ended September 30, 2026
Operating Results
Total investment income	$6,053	$1,723	$18,049
Net expenses	2,332	1,343	7,199
Net unrealized appreciation (depreciation)	(2,206)	470	(4,642)
Net realized gain (loss)	—	—	—
Net increase (decrease) in net assets resulting from operations	$1,515	$850	$6,208

Investment Income

For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, the composition of our investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025	For the Nine Months Ended September 30, 2026
Investment Income
Interest income	$5,902	$1,630	$17,676
Payment-in-kind interest income	148	93	274
Other income	3	—	99
Total investment income	$6,053	$1,723	$18,049

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

Operating Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by Remora, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of Remora pursuant to the terms of the Administration Agreement and outside service providers pursuant to sub-advisory, sub-administration, loan sourcing and other service agreements. All investment professionals of Remora and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by Remora and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Investment Management Agreement. See “Note 3. Agreements and Related Party Transactions  – Investment Management Agreement” in the Consolidated Financial Statements provided with this Quarterly Report on Form 10-Q for more information.

We reimburse the Administrator in an amount equal to our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our General Counsel, Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) and their staff. The allocable portion of the salaries of the General Counsel, CFO, CCO and other Remora staff attributable to their work on the Company is subject to a cap equal to 22.5 basis points (“bps”) of our net asset value (“NAV”) as of the end of each fiscal year. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance. See “Note 3. Agreements and Related Party Transactions  – Administrative and Servicing Agreements – Administration Agreement” in the Consolidated Financial Statements provided with this Quarterly Report on Form 10-Q for more information.

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

For the twelve months following September 5, 2025 (the “BDC Election Date”), Remora has agreed to waive 25% of its management fees and 100% of its incentive fees under the Investment Management Agreement. Any such waiver of management fees or incentive fees is not revocable during the proposed term, and the amounts waived are not subject to any right of future recoupment in favor of Remora. There is no guarantee that Remora will waive management fees or incentive fees in the future. For the three and nine months ended September 30, 2026, Remora waived $0.2 million and $0.5 million in management fees, respectively, and $0.3 million and $0.8 million in incentive fees, respectively. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, Remora waived $40 thousand in management fees.

Third-Party Providers of Goods and Services

From time to time, Remora or its affiliates may pay third-party providers of goods or services. We will reimburse Remora or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our shareholders.

In particular, we have engaged third parties to perform loan sourcing and origination services as well as certain administrative services to us pursuant to agreements with such parties, such as the Eldridge Loan Sourcing Agreement. We have also entered into sub-advisory agreements, such as the Crescent Sub-Advisory Agreement and the Kayne Sub-Advisory Agreement, pursuant to which such third parties source and manage investments for us. We may enter into further sub-advisory agreements with other third parties in the future.

For the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, the composition of our operating expenses was as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2026	For the period from September 5, 2025 (commencement of operations) to September 30, 2025	For the Nine Months Ended September 30, 2026
Interest expense	$943	$410	$3,021
Administration expense	519	163	1,598
Base management fees	658	161	1,911
Board of directors’ fees	18	9	56
Professional fees	143	202	471
Custody expense	36	31	120
Other general and administrative expenses	180	407	504
Income-based incentive fee	276	—	833
Expenses before fee waivers	2,773	1,383	8,514
Management fees waived	(165)	(40)	(482)
Income-based incentive fees waived	(276)	—	(833)
Total operating expenses, net of fee waivers	$2,332	$1,343	$7,199

Other General and Administrative Expenses

For the three and nine months ended September 30, 2026, we had $0.2 million and $0.5 million, respectively, of general and administrative expenses. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, we had $0.4 million of general and administrative expenses, which included a $0.2 million non-cash write-off of unamortized organizational costs from the acquired private funds and $0.1 million of non-cash deferred financing cost amortization that was accelerated by the refinancing and issuance of the Credit Facility.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2026 totaled approximately $(2.2) million and $(4.6) million, respectively. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, net unrealized appreciation (depreciation) on investments totaled approximately $0.5 million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with our valuation policy.

Net Realized Gains and Losses on Investments

We had no sales of investments during the three and nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, resulting in no net realized gains.

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

As of September 30, 2026 and December 31, 2025, we had $5.1 million and $7.2 million in cash and cash equivalents, respectively, and $1.0 million and $7.4 million in restricted cash, respectively, which includes $5.7 million and $6.1 million, respectively, in cash at RCC SPV, LLC (“RCC SPV”) in connection with the terms of the Credit Facility. Additionally, as of September 30, 2026 and December 31, 2025, we had $36.3 million and $77.8 million of debt outstanding on our Credit Facility, respectively. As of September 30, 2026 and December 31, 2025, we had $113.7 million and $72.2 million available for borrowing on our Credit Facility, respectively. See “Borrowings” below for additional information.

Cash Flows

During the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025, our operating activities provided cash in the amount of $12.0 million and $23.5 million, respectively, primarily driven by cash interest collections and investment principal repayments.

Share Issuances

The following table summarizes the issuances of shares of our Common Stock during the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025(dollar amounts in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 2, 2026	713,727	$7,123
February 2, 2026	627,255	$6,260
March 2, 2026	372,846	$3,721
April 1, 2026	432,093	$4,295
May 1, 2026	346,720	$3,446
June 1, 2026	440,241	$4,376
July 1, 2026	416,954	$4,107
August 3, 2026	256,650	$2,528
September 1, 2026	197,462	$1,945
Total	3,803,948	$37,801

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
September 5, 2025	16,213,447	$162,134
Total	16,213,447	$162,134

Taxes

We have elected to be treated and intend to qualify annually as a RIC under subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income.

Although not required for us to maintain our RIC tax status, in order to avoid the imposition of a 4% nondeductible federal excise tax imposed on certain undistributed income of RICs, we must timely distribute (or be deemed to have timely distributed) an amount equal to at least the sum of: (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (ii) 98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. To the extent that we determine that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we will accrue excise taxes, if any, on estimated undistributed taxable income and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2026, we recorded $0 and $6, respectively, of net expense, which was included in “Other general and administrative expenses” on the Consolidated Statement of Operations. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, we recorded $0 of net expense.

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

With respect to our Common Stock, distributions, when declared, will be paid in cash to shareholders of the Common Stock to the extent the shareholder has not opted into participating in our distribution reinvestment program (“DRIP”). If our Board authorizes, and we declare a cash dividend or distribution, holders of our Common Stock who have opted in to our DRIP will have their cash dividends or distributions on our Common Stock automatically reinvested in additional shares of our Common Stock, rather than receiving cash. The number of shares of our Common Stock to be issued to a shareholder under the DRIP will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the distribution reinvestment program. During the three and nine months ended September 30, 2026, the Company issued 8,715 and 18,881 shares of Common Stock for an aggregate value of $86 and $187 under the DRIP, respectively. For the period from September 5, 2025 (commencement of operations) to September 30, 2025, we did not issue any shares of Common Stock under the DRIP.

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

The following table presents distributions that were declared and payable on our Shares during the nine months ended September 30, 2026 and the period from September 5, 2025 (commencement of operations) to September 30, 2025 (dollar amounts in thousands):

Distributions through Preferred Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2026
March 31, 2026	March 31, 2026	April 30, 2026	$0.144	$48
June 30, 2026	June 30, 2026	July 31, 2026	$0.144	$48
September 30, 2026	September 30, 2026	October 30, 2026	$0.147	$49
				$145

Distributions through Common Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2026
January 31, 2026	January 30, 2026	April 30, 2026	$0.082	$1,511
February 28, 2026	February 27, 2026	April 30, 2026	$0.054	$1,027
March 31, 2026	March 31, 2026	April 30, 2026	$0.060	$1,176
April 30, 2026	April 30, 2026	July 31, 2026	$0.058	$1,145
May 31, 2026	May 31, 2026	July 31, 2026	$0.059	$1,191
June 30, 2026	June 30, 2026	July 31, 2026	$0.058	$1,198
July 31, 2026	July 31, 2026	October 30, 2026	$0.055	$1,169
August 31, 2026	August 31, 2026	October 30, 2026	$0.060	$1,273
September 30, 2026	September 30, 2026	October 30, 2026	$0.057	$1,229
				$10,919

Distributions through Preferred Shares
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the period from September 5, 2025 (commencement of operations) to September 30, 2025
September 30, 2025	September 30, 2025	November 7, 2025	$0.036	$12
				$12

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

As of September 30, 2026 and December 31, 2025, we had $36.3 million and $77.8 million in borrowings outstanding under the Credit Facility and were accruing a weighted average interest rate of 5.67% and 6.05%, respectively. The Credit Facility is recorded net of unamortized debt issuance cost. The carrying value approximated fair value at issuance due to the Credit Facility’s recent origination.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draw term loans or revolving credit facility commitments. Commitments generally have fixed expiration dates or other termination clauses. As of September 30, 2026 and December 31, 2025, we had $11.2 million and $8.6 million of unfunded commitments due to our portfolio companies, respectively. As of both September 30, 2026 and December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 630.4% and 318.3%, respectively. The Preferred Stock was treated as a “senior security” for purposes of our calculation of the 150% asset coverage test.

Critical Accounting Policies and Estimates

We consolidate RCC SPV, our wholly owned subsidiary, in the presentation of our consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in conjunction with our risk factors as disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 and incorporated by reference herein.

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

Consistent with our valuation policy, the Board evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the end of the period in which the transfers occur.

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

Share Issuances

On October 1, 2026, we issued 106,974 shares of Common Stock at a price per share of $9.75, for an aggregate offering price of $1,043,000.

On November 2, 2026, we issued 201,641 shares of Common Stock at a price per share of $9.75, for an aggregate offering price of $1,966,000.

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

Dividends

On October 31, 2026, the Board declared a monthly dividend to stockholders of record as of October 31, 2026 in an amount equal to 100% of our net investment income minus accrued preferred dividends for the month of October 2026.

Amendment and Restatement of Crescent Sub-Advisory Agreement

On October 15, 2026, we entered into an amended and restated investment sub-advisory agreement (the “Amended Crescent Sub-Advisory Agreement”) with Crescent and Remora. The terms of the Amended Crescent Sub-Advisory Agreement are identical to those of the Crescent Sub-Advisory Agreement, except for the addition of provisions (i) limiting Crescent’s investment advisory responsibilities thereunder to the Sub-Advised Assets (as defined in the Amended Crescent Sub-Advisory Agreement) and (ii) prohibiting Crescent from consulting with any other investment sub-adviser to the Company concerning transactions for the Company in securities or other assets except, in the case of transactions involving securities of persons engaged in securities-related businesses, for purposes of complying with the conditions of paragraphs (a) and (b) of Rule 12d3-1 under the 1940 Act, in each case, to account for the requirements of Rule 17a-10 under the 1940 Act.

The Amended Crescent Sub-Advisory Agreement and accompanying changes therein did not result in any changes to the management fee payable to Crescent under the Crescent Sub-Advisory Agreement or the term thereof, which, pursuant to the Amended Crescent Sub-Advisory Agreement, shall continue in effect for two years from September 5, 2025, and thereafter for successive annual periods, subject to annual approval in accordance with the requirements of the 1940 Act. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of us, approved the Amended Crescent Sub-Advisory Agreement pursuant to the requirements of the 1940 Act.

The description above is only a summary of the material provisions of the Amended Crescent Sub-Advisory Agreement and is qualified in its entirety by reference to the copy of the Amended Crescent Sub-Advisory Agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 16, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and valuation risk.

Valuation Risk

We have invested and plan to continue to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Investment Valuation” in this Quarterly Report on Form 10-Q for more information.

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

As of September 30, 2026, 99.86% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. As of December 31, 2025, 99.97% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7,438	$(1,089)	$6,349
Up 200 basis points	4,959	(726)	4,233
Up 100 basis points	2,479	(363)	2,116
Down 100 basis points	(2,479)	363	(2,116)
Down 200 basis points	(4,959)	726	(4,233)
Down 300 basis points	(6,913)	1,089	(5,824)

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

As of September 30, 2026, 12.90% of our investments as a percentage of fair value were invested in the healthcare providers and services industry, and a downturn in that industry could significantly impact the aggregate returns we realize on such investments. The laws and regulations governing healthcare providers and their interpretation are subject to frequent change, and broad latitude is given to the agencies that administer them, which could force our portfolio companies to change how they do business, restrict revenue, increase costs, or alter reserve levels. Our portfolio companies in this industry are also subject to extensive litigation risk, including claims related to medical malpractice, professional liability, and regulatory enforcement actions, which can result in substantial defense costs, damages, and reputational harm regardless of the ultimate merits of any claim.  Healthcare providers depend heavily on their ability to recruit and retain qualified physicians, nurses, technicians, and other clinical and administrative personnel, and labor shortages, wage inflation, and increased reliance on contract or temporary staffing can materially increase operating costs and impair service delivery. Because these companies often operate in a regulated, capital-intensive environment with narrow margins, they may be more vulnerable than companies in other industries to economic downturns, inflationary cost pressures, and other business disruptions. If a healthcare portfolio company's revenue declines, its costs increase, or it becomes subject to material litigation or regulatory sanction, its financial condition may deteriorate, impairing its ability to service its debt obligations to us or to sustain the value of any equity interest we hold. Any resulting default, restructuring, or write-down would likely reduce the fair value of the affected investment and could require us to recognize a realized or unrealized loss. Because we generally hold minority, non-controlling, or otherwise illiquid positions in our portfolio companies, we may be unable to influence a portfolio company's response to these risks or to dispose of an affected investment on favorable terms, or at all. To the extent adverse developments in the healthcare providers and services industry affect multiple portfolio companies simultaneously, the resulting losses could be concentrated and disproportionately affect our overall portfolio performance. A material deterioration in the value of our healthcare-related investments could reduce our net asset value, impair our ability to generate the income needed to satisfy our distribution requirements, and adversely affect the value of an investment in our securities.

We are subject to risks associated with our investments in the professional services industry.

As of September 30, 2026, 10.48% of our investments as a percentage of fair value were invested in the professional services industry, and a downturn in that industry could significantly impact the aggregate returns we realize on such investments. Our investments in portfolio companies in the professional services industry include those that provide services related to business referrals and staffing, architecture and interior design planning, financial recovery, outsourced accounting, human resources and tax functions and similar such services. Portfolio companies in the professional services industry are subject to many risks, including potential negative impacts from new and changing regulations, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services industry could have a negative impact on the value of our investments in portfolio companies operating in this industry and therefore could negatively impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended  September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

Amended and Restated Investment Sub-Advisory Agreement, dated October 15, 2026, by and among the Company, Crescent Capital Group LP and Remora Capital Management, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2026).

10.2

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

Remora Capital Corporation

Date: November 12, 2026	/s/ Daniel Mafrice
	Name:	Daniel Mafrice
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2026	/s/ Kyleah Adamson
	Name:	Kyleah Adamson
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)